Form 10QSB
period 2007-01-31
FIRST RESPONDER PRODUCTS INC
filed 2007-03-19
CIK 1365983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark  One)

[X ]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934   For  the  quarterly  period  ended January 31, 2007

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT For the transition period from __________ to _____________

     Commission file number

First Responder Products Inc. (Exact name of small business issuer as specified in its charter)

Delaware	20-2721447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7047 East Greenway Parkway, Suite 250
Scottsdale, Arizona 85254
(address of principal executive offices)

(480) 659-2389
(issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [  ]      No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]      No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of March 15, 2007  was approximately 6,585,000  shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one):    Yes [  ]     No [X ]

INDEX TO FORM 10-QSB FILING

FOR THE PERIOD ENDED JANUARY 31, 2007

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

Page
Item 1. Financial Statements	1

Balance Sheet as of January 31, 2007	1

Statements of Operations
for the three month periods
ended January 31, 2007 and January 31, 2006	2
Statements of Cash Flows
for the three month periods ended January 31,
2007 and January 31, 2006	3
Notes to the Financial Statements	4

Item 2. Management's Discussion and Analysis	5

Item 3. Controls and Procedures	15

PART II

OTHER INFORMATION

Item 1. Legal Proceedings (inapplicable)	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (inapplicable)	16
Item 3. Defaults Upon Senior Securities (inapplicable)	16
Item 4. Submission of Matters to a Vote of Security Holders (inapplicable)	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

PART I- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

FIRST RESPONDER PRODUCTS, INC.
Balance Sheets
(A Development Stage Company)
ASSETS

	January 31,	October 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$52,251	$280,831
Inventory	19,537	-

Total Current Assets	71,788	280,831

PROPERTY AND EQUIPMENT, net	9,778	7,298

TOTAL ASSETS	$81,566	$288,129

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$20,067	$18,812
Accrued interest-related party	2,912	4,873
Note payable-related party	32,121	121,821

Total Current Liabilities	55,100	145,506

LONG-TERM DEBT	-	-

TOTAL LIABILITIES	55,100	145,506

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
6,636,300 and 6,573,300 shares issued and outstanding, respectively	6,636	6,573
Additional paid-in capital	1,155,436	1,092,500
Deficit accumulated during the development stage	(1,135,606)	(956,450)

Total Stockholders' Equity	26,466	142,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,566	$288,129

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.
Statements of Operations
(A Development Stage Company)
(Unaudited)

	For the Three		From inception on
	Months Ended		February 15, 2005
	January 31,		Through January
	2007	2006	31, 2007

REVENUES	$24,881	$-	$25,405

COST OF GOODS SOLD	18,277	-	18,277

GROSS PROFIT	6,604	-	7,128

OPERATING EXPENSES

Depreciation and amortization	557	-	1,368
Professional fees	183,636	27,626	1,134,926

Total Expenses	184,193	27,626	1,136,294

LOSS FROM OPERATIONS	(177,589)	(27,626)	(1,129,166)

OTHER INCOME (EXPENSES)

Interest expense	(1,689)	-	(6,562)
Interest income	122	-	122

Total Other Income (Expenses)	(1,567)	-	(6,440)

NET LOSS	$(179,156)	$(27,626)	$(1,135,606)

BASIC LOSS PER SHARE	$(0.02)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	10,900,000	10,900,000

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.
Statements of Cash Flows
(A Development Stage Company)
(Unaudited)
	For the Three		From inception on
	Months Ended		February 15, 2005
	January 31,		Through January
	2007	2006	31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(179,156)	$(27,626)	$(1,135,606)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	622,673
Depreciation expense	557		1,368
Changes in operating assets and liabilities:
(Increase) in inventory	(19,537)	-	(19,537)
Increase (decrease) in accounts payable and
and accrued expenses	(707)	-	22,978

Net Cash Used by Operating Activities	(198,843)	(27,626)	(508,124)

CASH FLOWS FROM INVESTING ACTIVITIES

Property and equipment purchased	(3,037)	(1,695)	(11,146)

Net Cash Used by Investing Activities	(3,037)	(1,695)	(11,146)

CASH FLOWS FROM FINIANCING ACTIVITIES

Repayment to related parties	(89,700)	-	(161,700)
Borrowings from related parties	-	29,321	193,821
Common stock issued for cash	63,000	500	539,400

Net Cash Provided by Financing Activities	(26,700)	29,821	571,521

NET INCREASE (DECREASE) IN CASH	(228,580)	500	52,251

CASH AT BEGINNING OF PERIOD	280,831	-	-

CASH AT END OF PERIOD	$52,251	$500	$52,251

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

Notes to the Condensed Financial Statements

January 31, 2007 and October 31, 2006

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2006 audited financial statements.  The results of operations for the periods ended January 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 -

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended January 31, 2007, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.  The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward Looking Statements

This portion of this Quarterly Report on Form 10-QSB includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company's expectation that it will begin generating significant revenues from the sale of its products rather than from equity or debt financings. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties set forth below in the section titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

The foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Management’s Discussion and Analysis of financial condition and results of operations

Liquidity and capital resources

Our current sources of capital are cash at January 31, 2007 of $52,251, and revenues which we have begun to derive through our ecommerce website and through the direct sale of products to first responders, public safety agencies, municipalities, and consumers. Subsequent to the end of the last fiscal quarter we also have borrowed $100,000 from a shareholder. We currently have cash available to fund our operations for the next 6 months.

We have raised a total of approximately $539,400 from the sale of our common stock to date.  The shares of common stock were offered in a private placement, pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, on a “best efforts” basis, to purchasers whom the company or its authorized agents believe are “accredited investors”, as that term is defined in Rule 501 of Regulation D, and to no more than 35 “non-accredited” investors who had the qualifications necessary to permit the shares of preferred stock to be offered and sold in reliance upon an exemption from the registration requirements of the Act in a transaction not involving any public offering. The purchase price for each share of preferred stock was $1.00 and there was no minimum number of shares which each purchaser was required to purchase.  The offer commenced on or about May 1, 2006 and terminated on or about November 1, 2006.

We believe that we need to continue to generate revenues from our business operations to fully implement our business plan over the next 12 months. We may also attempt to raise funds through additional offerings of our common or preferred stock. We may also attempt to raise the necessary funds through entering into strategic business relationships or from venture capital resources. We cannot guarantee that we will be able to raise any additional funds over the next 12 months.

Results of Operations

We launched www.firstresponderproducts.com on August 2, 2006. For the first ninety days we tested and refined the site's content and functionality, and worked to improve the performance and navigability of the site. Upon completion of testing, the site went “live” and we began generating revenues immediately. We also incorporated all the refinements from the first site into the consumer-oriented site, and launched www.securitysurplus.com on December 1, 2006. We began generating revenues from this consumer-oriented site the same day it launched, and we are selling products through this site daily, including weekends and holidays. Revenues for the three months ended January 31, 2007 were $24,881, with the cost of goods sold at $18,277, for a gross profit of $6,604. Revenues from inception through January 31, 2007 were $25,404, with cost of goods sold at $18,277 and gross profit of $7,128.

Our competitive bidding activities began in September 2006 and have increased significantly over the last quarter. We also incurred increased costs associated with the design, preparation, and printing of marketing and product informational material. Moreover, we are now beginning to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

Our net loss from operations was $179,156 for the three-month period ended January 31, 2007, as compared to $27,626 for the same period for the prior year. Our net loss from inception on February 15, 2005 through January 31, 2007 is $1,135,606; most of this loss is attributable for stock issued for professional services, which totaled $622,673 from inception through January 31, 2007. We incurred professional fees of $183,636 during the three-month period ended January 31, 2007, as compared to $27,626 during the same period for the prior year. The increase was the result of activities related to filing a registration statement with the Securities and Exchange Commission and increased transactional legal costs and increased accounting costs.

Our inventory decreased by $19,537 during the three-month period ended January 31, 2007 as we fulfilled orders.

Our plan of operation for the next 12 months

We have streamlined the product procurement process by providing first responders and public safety agencies with a convenient, centralized destination to examine and purchase a wide selection of such products. We also feature products organized by categories from the DHS Standardized Equipment List/Authorized Equipment List (SEL/AEL). We serve state, federal and local public safety agencies, as well as commercial security companies and the military.

Our management will use its extensive experience with the public safety community to select products that are cost-effective and reliable and will continually feature new products as they are developed in order to drive customers to the site. If we don't have a product a customer is looking for, we will help them find it. Our ordering system allows customers to track funding, availability and delivery of all our customers’ homeland security equipment requirements.

We have targeted the emerging electronic government purchasing, or “e-GP” market, as well as existing commercial and consumer markets. Through a separate website which is wholly owned by the Company, we offer personal protective equipment, first aid equipment, and other consumer-oriented security products. Our e-commerce sites provide centralized portals for e-GP and private security purchasing agents, as well as consumers, to locate first responder products and will also allow first responders access to special content, message boards, and special downloads, thereby creating a community of public safety professionals who are comfortable buying online and who will return to the site again and again for their homeland security product needs.  Our customers can also participate in discussion forums, evaluate new products, and join our community of public safety professionals.

During the next 12 months we intend to capture a small percentage of the growing homeland security products market share through Web sales and through direct bidding on government requests for quotes, commonly called RFQs. Since affiliation with channel partners is extremely important in the segmented first responder product market, we have entered into reseller agreements with major homeland security products distributors and manufacturers.

There are clear advantages to e-commerce for our customers.  One big advantage is that it allows reduced warehousing and inventory costs due to automation, costs that are typically passed on to the customer. E-commerce also creates a 24/7/365 operation, in which customers can shop when it’s convenient for them and can shop from a business, home or remotely via a wireless connection.  E-commerce is also self-selective, meaning people who visit our site are already interested in purchasing first responder products.

Over the next 12 months we are plan to develop and maintain a customer database by creating a community for first responders and military personnel, as well as like-minded public consumers. By adding website content such as customer chat rooms and bulletin boards, we will acquire inexpensive market research by monitoring the comments made about products, ease of use of the website and order fulfillment. We will also gather significant information about our customer base, which will allow us to adjust our product line. By adding a “visitor signup” to our site, we will generate a base list for email marketing campaigns, promotions and announcements that will keep our customer base coming back to our site. According to Forrester Research, over 66 percent of sites that add community capabilities gain an increase in traffic. Visitors also tend to stay longer on sites that provide opportunities to interact with others.

According to industry sources, the biggest problem with e-commerce is fulfillment and delivery of the products purchased.  We plan to outsource most of our fulfillment requirements with constant monitoring of order flow to ensure that customers receive the products they purchase within the time specifications indicated on our website. Additionally, many of the existing reseller relationships we have already provide product fulfillment.

We have cash and other assets that we believe are adequate to operate the company for the next 12 months. We have incurred losses since our inception. To date we have relied primarily on the sale of our equity securities and on loans and contributions from our officers and directors to fund our operations.

Products

We market and sell off-the-shelf and private label (manufactured by a company that places the retailer's name on the packaging) specialized homeland security products to public safety agencies, commercial end users and consumers via the Internet and through direct sales activities, including submitting bids on RFQs (requests for quotes) published by public safety agencies and municipalities.  These products include a wide selection of personal protection equipment; chemical, biological and radiological detection equipment; decontamination equipment; tactical equipment; emergency response vehicles; terrorism response and mitigation software and hardware solutions; and home security products for consumers.

These products are categorized using the DHS Standardized Equipment List/Authorized Equipment List (SEL/AEL). The AEL was derived from the SEL, which was developed by the Interagency Board (IAB) for Equipment Standardization and Interoperability. Changes and additions to the AEL reflect input received by the DHS-ODP from State and local responders and reflect a continued commitment to better serve the nation. The new AEL also comports closely with the SEL, but has additional categories and equipment. Updated lists are issued from time to time, with the next update due in October 2006.

A cross-section of officials representing the U.S. Department of Homeland Security, the U.S. Department of Justice, the Public Health Service, the U.S. Department of Energy, and State and local CBRNE (an acronym which stands for chemical, biological, radiological, nuclear and explosive hazards) response experts assisted in the development of this authorized equipment purchase list and in identifying allowable items.

The Authorized Equipment List has expanded beyond the initial focus on personal protective equipment, detection equipment, and communication equipment and is often updated for new grant solicitations. The current Authorized Equipment List included the following eighteen categories:

1.

Personal Protective Equipment

2.

Explosive Device Mitigation and Remediation Equipment

3.

CBRNE Search and Rescue Equipment

4.

Interoperable Communications Equipment

5.

Detection Equipment

6.

Decontamination Equipment

7.

Physical Security Enhancement Equipment

8.

Terrorism Incident Prevention Equipment

9.

CBRNE Logistical Support Equipment

10.

CBRNE Incident Response Vehicles

11.

Medical Supplies and Limited Types of Pharmaceuticals

12.

CBRNE Reference Materials

13.

Agricultural Terrorism Prevention, Response and Mitigation

14.

CBRNE Response Watercraft

15.

CBRNE Aviation Equipment

16.

Cyber Security Enhancement Equipment

17.

Intervention Equipment

18.

Other Authorized Equipment

Market Analysis Summary

Recent research from the Homeland Security Research Corporation predicts that the cumulative homeland security and homeland defense market will total more than $400 billion from 2006 to 2010. This demonstrates a growth of more than three times the cumulative market of $130 billion from 2001 to 2005. The market for 2006 is estimated to be valued at $57.6 billion and will grow to $105.7 billion in 2010. The Homeland Security Research Corporation also feels that the next five years will have three concentrations: an energized focus on intelligence and WMD mitigation, a greater reliance on the private sector, and the emergence of new market leaders.

The recently restated DHS strategy (which resulted, in part, from the perceived response failures to Hurricane Katrina) provides for a more systematic building of the national homeland security structure with a much greater reliance on the private sector. Because the homeland security industry is a global industry, it is uniquely suited for servicing via the Internet and e-commerce sites.

o

By creating the DHS, the federal government integrated 22 agencies and 180,000 government employees.

o

DHS had $40.7 billion under its control during fiscal year 2005.

o

DHS has a proposed budget of over $41 billion for fiscal year 2006.

o

23% of DHS contracts are identified for small business.

The key revenue opportunities for the private sector selling products within the domestic United States' homeland security and first responder categories include protective equipment (e.g., hazmat suits), communications equipment, incident command equipment, and specialized first responder products. Funds to purchase first responder products are provided largely by federal grants to state and local governments, and to a limited extent by states' and cities' own expenditures. There is also a significant market in the private sector for security products and emergency response products for use in commercial and industrial facilities.

The private sector is more amenable to online purchasing for its security and safety needs. Outlays of the private sector are harder to account for than government spending for public safety, given the dual-use nature of many security technologies. However, by one estimate, annual private sector security costs could range between $18.5 billion to $41 billion (Navarro and Spencer, 2001.) Another report, a pre-9/11 study conducted for the National Institute of Justice, estimated annual total private security expenditures at $100 billion (Cunningham, 2002.) Given that more than two thirds of the total U.S. infrastructure is owned by the private sector, the high-end estimates for the private sector security outlays are not unreasonable.

o

85 % of the critical infrastructure in the U.S. is privately controlled.

o

The U.S. Private Sector is estimated to spend $6 to $7 billon on homeland security per year.

o

The International Private Sector, excluding the U.S., is estimated to spend 5.2 billion on homeland security per year.

Trends in the Homeland Security Industry

A common misperception is that the terrorist attacks of 9/11 created a new industry called the homeland security industry. In fact, 9/11 acted as a catalyst which accelerated existing trends in an already growing and rapidly consolidating existing security industry. Foremost among these trends is the increasing shift from a products and services market to an integrated solutions market. During the 10 years proceeding 9/11, most security sectors experienced strong growth, and there was a significant trend toward consolidation and comprehensive, integrated security solutions.

The shift to a solutions-based industry is, in the opinion of the Civitas Group (a strategic advisory and investment firm serving the homeland and national security markets) the defining characteristic of the homeland security market. Obtaining market share increasingly depends upon agreements with complementary services and products and/or with channel partners. According to Civitas Group, a “battle of platforms” is emerging.

Another key market characteristic of the homeland security industry is the diffuse nature of the buyers of first responder products, and the impact on marketing and selling costs necessary to reach such a wide, non-centralized customer base. There are over 30,000 federal agencies, and state, county and city governments that are potential buyers for homeland security products. The needs of these buyers are often dissimilar, and there is wide variance in their levels of market sophistication and their purchasing protocols.

Merger and acquisition activity is another indicator of expected growth and investor interest in the homeland security sector. From 2001 to 2003, there were 28 announced acquisitions, with pricing reflecting enterprise value to revenue ratios of about 1.0 times. In 2004 alone, there were 37 announced transactions, and this pace continued in 2005 and at similar valuation levels. In the aggregate, from 2001 to 2005, more than $10 billion was paid in nearly 90 transactions. The median-size deal was between $40 million and $50 million.

Large deals included the purchase of Novar plc by Honeywell International Inc., Marsh and McLellan Companies Inc.'s deal for Kroll Inc. and General Electric Co.'s acquisitions of Edwards Systems Technology Inc. and InVision Technologies Inc. The aggregate value in these transactions was about $6 billion. Armor Holdings and London-based Smiths Group plc also were active, spending more than $600 million in six deals.

It's likely that successful companies will emerge as key players in one or more segments of the market: detection, protection, infrastructure, response and recovery. Events domestically and globally suggest that over the foreseeable future, priority funding will be dedicated to homeland security at all levels of government.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Since the inception of the company, we have relied on loans from shareholders and officers, the sale of our equity securities, debt financing, and limited revenues to fund our operations.  We have incurred losses since our inception and we continue to incur legal, accounting, and other business and administrative expenses.  Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

Risk Factors

An investment in our common stock involves a substantial degree of risk.  Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report.  The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock only if you can afford to lose your entire investment.

We may need significant infusions of additional capital.

To date, we have relied almost exclusively on contributions and loans from our management, and the sale of our equity securities, to obtain the funding necessary to operate the business. Based upon our current cash reserves and forecasted operations, we may need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Because we have a limited operating history, we face a high risk of business failure.

We were incorporated on February 15, 2005, and we have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving industries like web based commerce.

As a result of our limited operating history, it is difficult to accurately forecast net sales and management has limited historical financial data upon which to base planned operating expenses. Management based its current and future expense levels on operating plans and estimates of future net sales, and expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders received, which is uncertain. Accordingly, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause potential losses from operations for a given period to be greater than expected.

Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.

Many of these current and potential competitors can devote substantially more resources to the development of their business operations than we can at present. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with other established competitors. Our online competitors are particularly able to compete by using the Internet as a marketing medium to reach significant numbers of potential customers. Finally, new technologies and the expansion of existing technologies may increase competition and attract existing clients to competitors’ businesses.

Our inability to build brand awareness may prohibit us from competing effectively against new and established competitors, many of whom have greater name recognition. Our sales and revenues could be adversely affected.

 If we are unable to economically achieve or maintain a leading position in development of our services, or to promote and maintain the First Responder Products brand and its business, results of operations and financial condition could suffer. Management believes that the importance of brand recognition will increase as more companies engage in sales of homeland security and related first responder products over the Internet. Development and awareness of our brand will depend largely on our success in increasing our customer base, and in having available capital resources to adequately advertise and promote our brand and our services. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to increase the company's marketing and advertising budgets and otherwise to increase substantially its financial commitment to creating and maintaining brand loyalty.

We depend upon our executive officers and key personnel.

The rapid execution necessary for us to fully exploit the market for our products and services requires an effective planning and management process. We anticipate significant growth over the next fiscal year and that growth will place a significant strain on our managerial, operational and financial resources. Our ability to manage our business effectively will require us to continue to implement and improve our operational, financial and management information systems and to attract, identify, train, integrate and retain qualified personnel. These demands will require the addition of new management personnel and the development of additional expertise by existing management. Our success depends to a significant extent on the ability of our officers to operate effectively, both independently and as a group. The loss of services of any executive officers or key personnel could have a material adverse effect on our business, revenues, results of operations or financial condition.

Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. Our senior management currently defers a large percentage of their annual salaries and there can be no assurance that they will continue to perform services for the company without receiving full compensation. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We face competition from other entities providing services similar to ours.

We believe that the principal competitive factors in our target markets are name recognition, performance, ease of use and functionality. Our existing competitors, as well as a number of potential new competitors, may have longer operating histories, greater name recognition, larger customer bases and databases and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential employees. Further, there can be no assurance that our competitors will not develop services that are equal or superior to ours or that achieve greater market acceptance than our offerings in the area of name recognition, performance, ease of use and functionality. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

There can be no assurance that any new products and services we introduce will achieve significant market acceptance or will generate significant revenue.

The market for products and services in the homeland security and consumer security industry is characterized by rapid technological advances, evolving standards in computer hardware and software technology and frequent new product and service introductions and enhancements. Service introductions and possible short life cycles for products we sell may necessitate high levels of expenditures for continually selecting new products and discontinuing the sale of obsolete product lines. To obtain a competitive position, we must enhance and improve existing services and continue to introduce new products and new versions of existing products that will satisfy increasingly sophisticated customer requirements and achieve market acceptance. Our inability or failure to successfully enhance and improve our services in a timely manner, and position and/or price our products and services could have a material adverse effect on our business, results of operations or financial position.

Although we have implemented safeguards to prevent unauthorized access to our Web site, certain security risks always exist, which may cause interruption, delays or cessation in service.

Despite the implementation of security measures, our network infrastructure may be vulnerable to computer viruses or problems caused by third parties, which could lead to interruptions, delays or cessation in service to our clients. Inappropriate use of the Internet by third parties could also potentially jeopardize the security or deter certain persons from using our services. Such inappropriate use of the Internet would include attempting to gain unauthorized access to information or systems - commonly known as "cracking" or "hacking." Although we intend to continue to implement security measures, such measures have been circumvented in the past, and there can be no assurance that measures implemented will not be circumvented in the future. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation in service to our operations. There can be no assurance that customers or others will not assert claims of liability against us as a result of failures. Should our business be subject to repeated fraudulent use of credit cards on our ecommerce sites, it could effect the reputation of our ecommerce sites and the willingness of customers to continue to use our sites. Further, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and our customer base and revenues in particular.

Shares of our common stock may be "penny stocks”.

At all times when the current market price per share of our common stock is less than $5.00, our shares of common stock will be considered "penny stocks" as defined in the Securities Exchange Act of 1934, as amended. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of our common stock being issued under this prospectus. In addition, the penny stock rules adopted by the Securities and Exchange Commission under the Exchange Act would subject the sale of shares of our common stock to regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling penny stocks must, prior to effecting the transaction, provide their customers with a document which discloses the risks of investing in penny stocks.

Furthermore, if the person purchasing penny stocks is someone other than an accredited investor, as defined in the Securities Act, or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in penny stocks. Accordingly, the SEC's rules may limit the number of potential purchasers of shares of our common stock. Moreover, various state securities laws impose restrictions on transferring penny stocks, and, as a result, investors in our common stock may have their ability to sell their shares impaired.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of Securities' laws; (iii) contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in penny stock, the customer (i) with bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If any of the Company's securities become subject to the penny stock rules, holders of those securities may have difficulty selling those securities. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

We have not paid and do not currently plan to pay dividends, and you must look to price appreciation alone for any return on your investment.

Some investors favor companies that pay dividends, particularly in general downturns in the stock market. We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth, and we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, your return on this investment likely depends on selling our stock at a profit.

Many of our end-users are subject to budgetary and political constraints that may delay or prevent sales.

Many of our end-user customers currently are military, government agencies or entities or para-military or quasi-government entities or agencies. These entities and agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these entities and agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an entity or agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints. Some orders also may be canceled or substantially delayed due to budgetary, political or other scheduling delays that frequently occur in connection with the acquisition of products by such entities or agencies.

Many of our end-users rely on state and federal grants to obtain the necessary funding to purchase our products, the delay or unavailability of which could adversely affect our sales and results of operations.

The Department of Homeland Security, or DHS, currently awards funding grants for the purchase of communications equipment that provides interoperability to first responders. These funds are granted through the State Homeland Security Grant Program, the Urban Area Security Initiative, and other grants administered by the Office of Domestic Preparedness, the Federal Emergency Management Agency, and the Transportation Security Administration. Other Federal agency programs include Department of Justice grants for counter-terrorism and general-purpose law enforcement activities through the Office of Community Oriented Policing Services, which distributes funding through a wide range of programs, both as grants and cooperative agreements. Additionally, many grants are administered directly through state agencies and administrative offices. Budgetary, political or other constraints or delays in providing, or the availability of funding through, these grant programs could preclude many of our end-users from being able to purchase our products, which would have an adverse impact on our revenues, results of operations and financial condition.

Provisions in our corporate charter and under Delaware law are favorable to our directors.

Pursuant to our certificate of incorporation, members of our management and Board of Directors will have no liability for violations of their fiduciary duty of care as officers and directors, except in limited circumstances. This means that you may be unable to prevail in a legal action against our officers or directors even if you believe they have breached their fiduciary duty of care. In addition, our certificate of incorporation allows us to indemnify our officers and directors from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

Certain provisions of Delaware General Corporation Law and in our charter, as well as our current stockholder base may prevent or delay a change of control of our company.

Under the Delaware General Corporation Law, which we are subject to, it will be more difficult for a third party to take control of our company and may limit the price some investors are willing to pay for shares of our common stock. Furthermore, our certificate of incorporation authorizes the issuance of preferred stock without a vote or other stockholder approval. Finally, a majority of our outstanding common stock is held by insiders. Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third-party to acquire our company without the consent of the insiders.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Act’), beginning with our Annual Report on Form 10-KSB for the fiscal year ending October 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, beginning in this fiscal year, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting.  We can provide no assurance as to our, or our independent auditors’, conclusions at the prescribed periods with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at the prescribed period that our internal controls over financial reporting are effective as required by Section 404 of the Act.

During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer and president, and our chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.  They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  During the period covered by this Form 10-QSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1-4 are inapplicable and have been omitted.

ITEM  5.     OTHER INFORMATION

We do not currently have standing audit, nominating and compensation committees of the board of directors; the entire board currently consists of only two directors, who perform those functions. We do not currently have procedures in place by which security holders may recommend nominees to our board of directors, but we plan to adopt such procedures at our next annual shareholders’ meeting.

ITEM  6.     EXHIBITS

(a)

The following exhibits are attached to this Quarterly Report:

Exhibit Number	Description

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Responder Products Inc.

Date: March 15, 2007	/s/ Richard Reincke
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002