Form 10QSB
period 2007-04-30
FIRST RESPONDER PRODUCTS INC
filed 2007-06-14
CIK 1365983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark  One)

[X ]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934   For  the  quarterly  period  ended April 30, 2007

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT For the transition period from __________ to _____________

Commission file number___________________

First Responder Products Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-2721447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7047 East Greenway Parkway, Suite 250 Scottsdale, Arizona 85254
(address of principal executive offices)

(480) 659-2389
(issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of June 14, 2007 was approximately 6,893,800 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one):     Yes [  ]    No [X]

INDEX TO FORM 10-QSB FILING

FOR THE PERIOD ENDED APRIL 30, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements
	Balance Sheet as of April 30, 2007	3
	Statements of Operations for the three month periods ended April 30, 2007 and April 30, 2006	4
	Statements of Cash Flows for the six month periods ended April 30, 2007 and April 30, 2006	5
	Notes to the Financial Statements	6
Item 2.	Management's Discussion and Analysis	7
Item 3.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (inapplicable)	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (inapplicable)
Item 3.	Defaults Upon Senior Securities (inapplicable)
Item 4.	Submission of Matters to a Vote of Security Holders (inapplicable)
Item 5.	Other Information	21
Item 6.	Exhibits	21

SIGNATURES		22

PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

FIRST RESPONDER PRODUCTS, INC.

Balance Sheets

	April 30,	October 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$85,853	$280,831
Accounts receivable, net	1,039	-
Inventory	51,489	-
Total Current Assets	138,381	280,831
PROPERTY AND EQUIPMENT, net	29,665	7,298
TOTAL ASSETS	$168,046	$288,129
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$65,640	$18,812
Accrued interest-related party	-	4,873
Note payable-related party	100,000	121,821
Total Current Liabilities	165,640	145,506
LONG-TERM DEBT	-	-
TOTAL LIABILITIES	165,640	145,506
STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 6,803,800 and 6,573,300 shares issued and outstanding, respectively	6,804	6,573
Additional paid-in capital	1,401,040	1,092,500
Deficit accumulated during the development stage	(1,405,438)	(956,450)
Total Stockholders' Equity	2,406	142,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$168,046	$288,129

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

Statements of Operations

(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
REVENUES	$49,149	$-	$74,030	$-
COST OF GOODS SOLD	31,091	-	49,368	-
GROSS PROFIT	18,058	-	24,662	-
OPERATING EXPENSES
Depreciation and amortization	558	-	1,115	-
Professional fees	285,338	26,977	468,974	54,603
Total Expenses	285,896	26,977	470,089	54,603
LOSS FROM OPERATIONS	(267,838)	(26,977)	(445,427)	(54,603)
OTHER INCOME (EXPENSES)
Interest expense	(2,178)	-	(3,867)	-
Interest income	184	-	306	-
Total Other Income (Expenses)	(1,994)	-	(3,561)	-
NET LOSS	$(269,832)	$(26,977)	$(448,988)	$(54,603)
BASIC LOSS PER SHARE	$(0.04)	$(0.01)	$(0.07)	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,720,050	5,172,500	6,688,550	5,172,500

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

Statements of Cash Flows

(Unaudited)

	For the Six
	Months Ended
	April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(448,988)	$(54,603)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock purchase options granted for services	78,271	-
Depreciation expense	1,115	-
Changes in operating assets and liabilities:
(Increase) in inventory	(51,489)	-
(Increase) in accounts receivable	(1,039)	-
Increase (decrease) in accounts payable and and accrued expenses	41,955	-
Net Cash Used by Operating Activities	(380,175)	(54,603)
CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(23,482)	(4,195)
Net Cash Used by Investing Activities	(23,482)	(4,195)
CASH FLOWS FROM FINIANCING ACTIVITIES
Repayment to related parties	(121,821)	-
Borrowings from related parties	100,000	103,321
Common stock issued for cash	230,500	3,100
Net Cash Provided by Financing Activities	208,679	106,421
NET INCREASE (DECREASE) IN CASH	(194,978)	47,623
CASH AT BEGINNING OF PERIOD	280,831	-
CASH AT END OF PERIOD	$85,853	$47,623
SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid For:
Interest	$8,740	$-
Income taxes	-	-

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

Notes to the Condensed Financial Statements

April 30, 2007 and October 31, 2006

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2006 audited financial statements.  The results of operations for the periods ended April 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended April 30, 2007, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.  The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Management’s Discussion and Analysis of financial condition and results of operations

Liquidity and capital resources

We are a distributor of a broad range of security and emergency response products from major manufacturers. We market these products through direct bidding on government contracts and through convenient ecommerce sites such as our emergency responder site, www.firstresponderproducts.com; our Community Emergency Response Team (CERT) site, www.certproducts.com, and our consumer site at www.securitysurplus.com.  Our e-commerce websites provide both a platform for the sale of homeland security products to the emerging electronic government purchasing, or “e-GP”(1) market and instructional, educational and media content which make these websites destinations of choice for the following communities: law enforcement/military; fire/rescue/EMT, and commercial/public safety professionals.

We provide products to individual first responders, as well as to state, federal and local public safety agencies and CERTs across the country that receive federal grant funds. Our personnel have special expertise in military sales and procurement requirements and we work with our suppliers to exploit the military markets. In addition to government sales, we are working with major employer associations to implement an initiative for security product sales to commercial transportation and commercial security companies. And we expect our retail sales to continue to grow as we introduce new, consumer-oriented products, such as personal protective equipment and first aid kits, through our consumer site.

_______________________
(1) In 1998 the President's Management Council's Electronic Processes Initiatives Committee began setting the groundwork for the migration of more government purchases and procurement from traditional purchasing protocols to use of e-GP. Many federal agencies now routinely provide their procurement personnel with government purchase cards that can be used for up to 85% of federal government purchases.

Our current sources of capital are cash at April 30, 2007 of $85,853, and revenues of $49,149, with a gross profit of $18,058 on those revenues, for the quarter which we derived through our ecommerce websites and through the direct sale of products to first responders, public safety agencies, municipalities, and consumers. Subsequent to the end of the last fiscal quarter we also have borrowed $100,000 from a shareholder. We currently have cash available to fund our operations for the next 6 months. Our other material cash expenditures have been general and administrative expenses, including payroll expenses and office rent; expenses relating to purchasing inventory; advertising expenses; travel, lodging, shipping costs and exhibition fees relating to our participation in trade shows; and shipping and other costs associated with our sales and fulfillment activities.

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

Results of Operations

We launched www.firstresponderproducts.com on August 2, 2006. For the first ninety days we tested and refined the site's content and functionality, and worked to improve the performance and navigability of the site. Upon completion of testing, the site went “live” and we began generating revenues immediately. We also incorporated all the refinements from the first site into the consumer-oriented site, and launched www.securitysurplus.com on December 1, 2006. We are currently generating revenues from our sites. Revenues for the three months ended April 30, 2007 were $49,149, as compared with revenues of $24,881 for the three months ended January 31, 2007. The increase in revenues was due to increased sales from website traffic, a consequence of both advertising and word-of-mouth in the military, first responder and consumer communities, and to an increase in our competitive bidding activities.

Our cost of goods sold for the three months ended April 30, 2007 were $31,091, for a gross profit of $18,058, as compared with cost of goods sold at $18,277, for a gross profit of $6,604, during the three months ended January 31, 2007.

Our competitive bidding activities have increased significantly over the last quarter. We also incurred increased costs associated with the design, preparation, and printing of marketing and product informational material. The increase in our marketing activities and costs includes exhibiting products at trade shows and security events such as GovSec (the Government Security Expo and Conference) and sponsoring informational webcasts and podcasts which provide valuable information to our customers.

Our net loss from operations was $267,838 for the three-month period ended April 30, 2007, as compared to $26,977 for the same period for the prior year. This was due to a significant increase in our operating expenses, particularly costs for professional fees, which were $285,338 for the three month period ended April 30, 2007 as compared to $26,977 for the three months ended April 30, 2006. The increase was the result of legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

Our inventory increased from no inventory at April 30, 2006 to $51,489 in inventory at the close of the three-month period ended April 30, 2007. This was due to a continuing increase in our sales and fulfillment activities.

Our plan of operation for the next 12 months

First Responder Products' strategy over the next 12 months is to capture a small percentage of the growing homeland security products market share through Web sales and through direct bidding on government requests for quotes, commonly called RFQs.

We are constantly bidding on procurement contracts at every level of government, from municipalities to state and federal public safety agency bid requests. We also market our products through direct advertising, podcasts and webcasts featuring products we distribute, product demonstrations at trade shows and first responder training exercises, and our convenient ecommerce sites. We market to a broad spectrum of public safety personnel, including purchasing agents from police departments, fire departments, state emergency operations centers, and federal agencies such as FEMA, as well as life-safety and facilities management purchasers from the private sector.  We also have customers from the military because many military personnel purchase their own equipment so as to have access to state-of-the-art products and technologies instead of standard government-issue gear.  Additionally, through www.securitysurplus.com, we have attracted a diverse cross-section of customers from the public sector, ranging from consumers who want to prepare for natural disasters (people looking for first aid kits) to outdoor enthusiasts looking for products from protective clothing to optical equipment.

In May 2007 we launched www.certproducts.com, site which focuses on the Community Emergency Response Team, or CERT, market, and provides specialized disaster response trailers and other packaged emergency response products geared toward the CERT market. Over the next 12 months we plan to reach these customers through advertising and appearances at trade shows, as well as through participation in the CERT community through webcasts and podcasts of special interest to CERT personnel.

As both our sales and our product line have increased, we have required additional warehousing, fulfillment and operating facilities. We have signed a lease for larger facilities which include shipping, receiving and warehousing space, as well as a retail showroom which is required for some of our new product lines. We anticipate occupying these new facilities, which are located in Scottsdale, Arizona, by July 1, 2007.

We have also hired additional sales personnel as we increase both our direct bidding activities and outside sales activities.

Our websites are marketed through search engines such as Yahoo and Google.  We also have multiple URLs with similar names that point to our primary websites and also to specific products, such as www.firstresponderstore.com, www.firstresponderstore.net, www.firstresponderstore.biz, and others. In addition to advertisements on search engines, we also advertise through trade publications, sponsorship of videos and promotions that feature our name prominently at first responder training exercises and product expositions, and through handouts and advertisements at trade shows.

Our ecommerce sales depend on qualified traffic.  We have been very successful in increasing our Alexa rating(2) over the past six months, and we are advertising and promoting our websites in a variety of ways. Over the next 12 months we will continue to gather significant information about our customer base, which will allow us to adjust our product line. We also plan email marketing campaigns, promotions and announcements that will keep our customer base coming back to our site.

We have significantly increased our competitive bidding activities and over the next 12 months anticipate submitting bids to public safety and military procurement offices for larger prospective contracts. We are also participating in regional public safety training exercises to expand our base of customer contacts in the public safety and military fields.  In addition to these sales activities, we have advertised our ecommerce sites in strategic publications and over the Internet to increase traffic to our sites.

_____________________

(2) Alexa Internet, Inc. is a subsidiary of Amazon.com that provides ranking information on website traffic.

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

Although Internet sales begin with driving traffic to the site, upon arrival, ease of navigation is crucial. The key to a good electronic commerce site is to provide an environment that makes it easy for the customer to navigate through the catalog of products and ultimately make a purchase. Therefore, the customer must be able to find the product they need without going through endless levels of indexes or menus. The visitor must be able to reach the product they need with very few clicks.

Industry sources report that 80% of visitors to any site will take one look at the page they arrive on and then leave.  It has been estimated that a website loses 20% of visitors every time it asks them to link to a new page.

Our websites have been designed with ease-of-use in mind. Customers see photographs of the product and are provided with comprehensive product information. The customer can flag products during his browsing session, which are added to an electronic shopping cart. At any point the customer can review the contents of the cart, the cost, and projected delivery times. This makes it easy for the customer to browse the site, selecting products as he goes.

We have cash and other assets that we believe are adequate to operate the company for the next 4 months. We have incurred losses since our inception. To date we have relied primarily on the sale of our equity securities and on loans and contributions from our officers and directors to fund our operations.

Products

We market and sell a wide range of commercial-off-the-shelf and specialized security products to customers in the homeland security, military, transportation, state and local government, large enterprise and retail markets. Sales are made through a combination of bidding on government contracts, directed sales efforts to large commercial entities, and sales to public safety agencies, commercial end users and consumers via the Internet.  Our product line includes personal protection equipment; chemical, biological and radiological detection equipment; decontamination equipment; tactical equipment; training equipment, such as the Blue Gun line of products; terrorism response and mitigation software and hardware solutions; and home security products for consumers.

These products are currently categorized using the Department of Homeland Security’s Standardized Equipment List/Authorized Equipment List (SEL/AEL). The Authorized Equipment List has expanded beyond the initial focus on personal protective equipment, detection equipment, and communication equipment and is often updated for new grant solicitations. The current Authorized Equipment List included the following eighteen categories:

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

12.

CBRNE Reference Materials

13.

Agricultural Terrorism Prevention, Response and Mitigation

14.

CBRNE Response Watercraft

15.

CBRNE Aviation Equipment

16.

Cyber Security Enhancement Equipment

17.

Intervention Equipment

18.

Other Authorized Equipment

We use our extensive experience with the public safety community to select products that are cost-effective and reliable and we continually feature new products as they are developed in order to drive customers to our websites. If we don't have a product a customer is looking for, we help them find it. Our ordering system allows customers to track availability and delivery of orders.

According to industry sources, the biggest problem with e-commerce is fulfillment and delivery of the products purchased.  We outsource some of our fulfillment requirements (typically for larger items) and warehouse smaller items that have a higer turnover. We constantly monitor order flow to ensure that customers receive the products they purchase within the time specifications indicated on our website.

Market Analysis Summary

The Department of Homeland Security enhances the ability of states, local and tribal jurisdictions, and other regional authorities in the preparation, prevention, and response to terrorist attacks and other disasters, by distributing grant funds. Localities can use grants for planning, equipment, training and exercise needs. These grants include, but are not limited to areas of

•

Port Security

•

Critical Infrastructure Protection

•

Regional and Local Mass Transit Systems

•

Equipment and Training for First Responders

The DHS has released its fiscal year 2007 grant guidance. With the fiscal year 2007 funding, the department will have invested nearly $20 billion in local planning, organization, equipment, training, and exercises.

The five programs that comprise the Homeland Security Grant Program (HSGP) encourage a regional approach to strengthening homeland security. Grant funding priorities include reducing risks of improvised explosive devices and radiological, chemical and biological weapons. They emphasize interoperable communications, information sharing and citizen preparedness. HSGP fiscal year 2007 funding totals are:

•

State Homeland Security Program (SHSP)- $509.3 million

•

Law Enforcement Terrorism Prevention Program (LETPP)- $363.8 million

•

Urban Areas Security Initiative (UASI)- $746.9 million

•

Metropolitan Medical Response System (MMRS)- $32.0 million

•

Citizen Corps Program (CCP)- $14.6 million

Due in part to the demands of the wars in Iraq and Afghanistan, National Guard units across the country have experienced a drain on their existing equipment and supplies needed to respond to state emergencies. Even without the shortfalls caused by the National Guard’s involvement in the wars, the National Governors Association is seeking additional funding for equipment and supplies. Current reports estimate that there is a $38 billion shortfall for needed equipment between now and 2013. The National Governors Association is requesting funding from the federal government so that Guard units are fully equipped.

The restated DHS strategy (which resulted, in part, from the perceived response failures to Hurricane Katrina) provides for a more systematic building of the national homeland security structure, including increased National Guard participation, with a much greater reliance on the private sector to provide needed training and equipment. The U.S. government has now instituted a policy that, whenever possible and cost-effective, government agencies should rely on commercial products and services.  The U.S. government has concluded that, in comparison to government-developed products, commercial items benefit from market-driven economies and innovation, that is, in terms of cost, quality, etc., and entail less risk of schedule overruns and performance shortfalls. Because the homeland security industry is a global industry, it is uniquely suited for servicing via the Internet and e-commerce sites.

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

Recent research from the Homeland Security Research Corporation predicts that the cumulative homeland security and homeland defense market will total more than $400 billion from 2006 to 2010. This demonstrates a growth of more than three times the cumulative market of $130 billion from 2001 to 2005. The market for 2006 was approximately valued at $57.6 billion and will grow to $105.7 billion in 2010. According to the Homeland Security Research Corporation, $28.5 billion of homeland security products and services are forecasted to be procured during 2007-2011 by the private sector alone. We are currently working on several initiatives with the private sector, including an initiative with commercial transportation customers to promote a line of perimeter protection systems for long-haul, chemical and hazardous material (HAZMAT) truckers.

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

•

85 % of the critical infrastructure in the U.S. is privately controlled.

•

The U.S. Private Sector is estimated to spend $6 to $7 billon on homeland security per year.

•

The International Private Sector, excluding the U.S., is estimated to spend 5.2 billion on homeland security per year.

The 100 minutes between the time when the first tower at the World Trade Center was struck by American Airlines Flight 11 on 9/11 and its collapse demonstrated the importance of effective emergency response, and the limitations of the key agencies' capabilities. Thousands of lives were saved due to the efficient way in which evacuations were carried out; but hundreds of other lives were likely lost due to coordination and communications failures. Recent hurricanes in the Gulf Coast further demonstrated the lack of preparedness for a major emergency at federal, state and local levels. State and federal government agencies have announced a renewed emphasis on improving first response capabilities nation-wide as a direct result of these painful lessons. Over the next five years, industry analysts project the following federal government purchases of first responder products and training:

Weighted Five-year Value	(in $ millions)
Protective equipment	$8,400
Response equipment - communications	$1,750
Response equipment - command and control	$600
First responder training	$3,600
Total	$14,350

Trends in the Homeland Security Industry

A common misperception is that the terrorist attacks of 9/11 created a new industry called the homeland security industry. In fact, 9/11 acted as a catalyst that accelerated existing trends in an already growing and rapidly consolidating existing security industry. Foremost among these trends is the increasing shift from a products and services market to an integrated solutions market. During the 10 years proceeding 9/11, most security sectors experienced strong growth, and there was a significant trend toward consolidation and comprehensive, integrated security solutions.

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

Risk Factors

An investment in our common stock involves a substantial degree of risk.  Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report.  The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock.

We may need significant infusions of additional capital.

To date, we have relied almost exclusively on contributions and loans from our management, and the sale of our equity securities, to obtain the funding necessary to operate the business. Our revenues from operations have increased in the last two quarters, but are still not sufficient to fund our operations entirely. Based upon our current cash reserves and forecasted operations, we will need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

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

The market for all Internet based e-Commerce services is intensely competitive. We believe that the principal competitive factors in these markets are name recognition, performance, ease of use and functionality. Our existing competitors, as well as a number of potential new competitors, may have longer operating histories in the web-based market, greater name recognition, larger customer bases and databases and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential employees. Further, there can be no assurance that our competitors will not develop services that are equal or superior to ours or that achieve greater market acceptance than our offerings in the area of name recognition, performance, ease of use and functionality. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

There can be no assurance that any new products and services we introduce will achieve significant market acceptance or will generate significant revenue.

The market for products and services in the homeland security and consumer security industry is characterized by rapid technological advances, evolving standards in computer hardware and software technology and frequent new product and service introductions and enhancements. Service introductions and possible short life cycles for products we sell may necessitate high levels of expenditures for continually selecting new products and discontinuing the sale of obsolete product lines. To obtain a competitive position, we must continue to introduce new products and new versions of existing products that will satisfy increasingly sophisticated customer requirements and achieve market acceptance. Our inability or failure to position and/or price our products and services could have a material adverse effect on our business, results of operations or financial position.

We have a strong dependence on network infrastructure and there is a risk of system failure and loss of capacity.

There can be no assurance that Internet related system failures would not adversely affect the performance of our services. While we have taken steps to minimize the risks associated with power failures, fire, physical and electronic security, telecommunications failures, any computer system is vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. The occurrence of any of these risks could have a material adverse effect on our business, results of operations and financial condition. We maintain fully redundant or backup Internet services or backbone facilities at other fully redundant computing and telecommunication facilities. In spite of the backup, any accident, incident or system failure that causes interruptions in our operations could have a material adverse effect on our ability to provide Internet services to our clients, and, in turn, on our business, financial condition and results of operations.

Although we have implemented safeguards to prevent unauthorized access to our Web site, there always exists certain security risks, which may cause interruptions, delays or cessation in service.

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

There is a risk of credit card fraud.

Although we conduct regular and frequent routine anti-hacking fraud tests and in addition have encryption certificates, systems and software for the electronic surveillance and monitoring of fraudulent credit card use, we are not liable for fraudulent use of consumer credit cards since the entire risk is passed on to the Merchant Processor.  However, should our business be subject to repeated fraudulent use of credit cards on our ecommerce sites, it could effect the reputation of our ecommerce sites and the willingness of customers to continue to use our sites.

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

Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report; provided, however, that the company currently has only two directors, neither of whom is an outside director, which does not allow the company to have an outside director on its audit or compensation committees. The Board of Directors is currently considering qualified candidates for appointment to the Board as outside directors.

Our principal executive officer and principal financial officer are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  During the period covered by this Form 10-QSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 14, 2007		First Responder Products Inc.

	By:	/s/ Richard Reincke
Richard Reincke
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002