Form 10QSB
period 2007-07-31
FIRST RESPONDER PRODUCTS INC
filed 2007-09-19
CIK 1365983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark  One)

[X ]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934   For  the  quarterly  period  ended July 31, 2007

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT For the transition period from __________ to _____________

First Responder Products Inc.
(Exact name of registrant as specified in charter)

Delaware	20-2721447
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

15455 N. Greenway-Hayden Loop, Suite C4 Scottsdale, Arizona 85260
(Address of principal executive offices)

(480) 619-4747
(Registrant’s Telephone Number, including Area Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of September 14, 2007 was approximately 8,100,333 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]     No [X ]

INDEX TO FORM 10-QSB FILING

FOR THE PERIOD ENDED JULY 31, 2007

TABLE OF CONTENTS

Page
Part I - Financial Information
Item 1: Financial Statements
Balance Sheet as of July 31, 2007	3
Statements of Operations for the three month periods ended July 31, 2007 and July 31, 2006	4
Statements of Cash Flows for the three month periods ended July 31, 2007 and July 31, 2006	5
Notes to Financial Statements	6
Item 2: Management's Discussion and Analysis
Management's Discussion and Analysis of Financial Condition
and Results of Operations	7
Item 3. Controls and Procedures	9
Part II - Other Information
Item 1: Legal Proceedings (inapplicable)	9
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds (inapplicable)	9
Item 3. Defaults Upon Senior Securities (inapplicable)	9
Item 4: Submission of Matters to a Vote of Security Holders (inapplicable)	9
Item 5: Other Information	9
Item 6: Exhibits	9
Signatures	10

PART I- FINANCIAL INFORMATION

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

First Responder Products Inc.

We have reviewed the accompanying balance sheet of First Responder Products Inc. as of August 30, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of First Responder Products Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

September 18, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

ITEM  1.     FINANCIAL  STATEMENTS

FIRST RESPONDER PRODUCTS, INC.

Condensed Balance Sheet

ASSETS
	July 31, 2007	October 31, 2006
	(Unaudited)
CURRENT ASSETS
Cash	$53,746	$280,831
Accounts receivable, net	6,095	-
Inventory	80,252	-
PROPERTY AND EQUIPMENT, net	43,446	7,298
TOTAL ASSETS	$183,539	$288,129
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$102,398	$18,812
Accrued interest-related party	-	4,873
Note payable-related party, net of discount	225,805	121,821
Total Current Liabilities	328,203	145,506
LONG-TERM DEBT	-	-
TOTAL LIABILITIES	328,203	145,506
STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
7,881,133 and 6,573,300 shares issued and outstanding, respectively	7,881	6,573
Additional paid-in capital	2,274,756	1,092,500
Stock subscription receivable	(325,000)	0
Deficit accumulated during the development stage	(2,102,301)	(956,450)
Total Stockholders' Equity	(144,664)	142,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$183,539	$288,129

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For theNine Months Ended July 31,
	2007	2006	2007	2006
REVENUES	$62,049	$-	$136,079	$-
COST OF GOODS SOLD	40,700	-	90,068	-
GROSS PROFIT	21,349	-	46,011	-
OPERATING EXPENSES
Depreciation and amortization	1,680	-	2,795	-
Professional fees	705,819	90,878	1,174,793	145,481
Total Expenses	707,499	90,878	1,177,588	145,481
LOSS FROM OPERATIONS	(686,150)	(90,878)	(1,131,577)	(145,481)
OTHER INCOME (EXPENSES)
Interest expense	(10,969)	-	(14,836)	-
Interest income	255	-	561	-
Total Other Income (Expenses)	(10,714)	-	(14,275)	-
NET LOSS	$(696,864)	$(90,878)	$(1,145,852)	$(145,481)
BASIC LOSS PER SHARE	$(0.09)	$(0.02)	$(0.16)	$(0.03)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,342,467	5,172,500	7,227,217	5,172,500

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$1,145,852)	$(145,481)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	340,000	-
Common stock purchase options granted for services	78,271	-
Depreciation expense	2,795	-
Changes in operating assets and liabilities:
(Increase) in inventory	(80,252)	-
(Increase) in accounts receivable	(6,095)	-
Increase (decrease) in accounts payable and
and accrued expenses	85,312	-
Net Cash Used by Operating Activities	(725,821)	(145,481)
CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(38,943)	(7,809)
Net Cash Used by Investing Activities	(38,943)	(7,809)
CASH FLOWS FROM FINIANCING ACTIVITIES
Repayment to related parties	(121,821)	(38,000)
Borrowings from related parties	250,000	103,321
Common stock issued for cash	409,500	103,100
Net Cash Provided by Financing Activities	537,679	168,421
NET INCREASE (DECREASE) IN CASH	(227,085)	15,131
CASH AT BEGINNING OF PERIOD	280,831	-
CASH AT END OF PERIOD	$53,746	$15,131
SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid For:
Interest	$8,740	$-
Income taxes	-	-

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

Notes to the Condensed Financial Statements

July 31, 2007 and October 31, 2006

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2006 audited financial statements.  The results of operations for the periods ended July 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended July 31, 2007, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.  The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Management’s Discussion and Analysis of financial condition and results of operations

Liquidity and capital resources

We are a premier distributor of specialized products for public safety, homeland security, and military applications. We distribute products from a variety of established manufacturers and also help introduce new product lines.

We market to a broad spectrum of public safety personnel, including purchasing agents from police departments, fire departments, state emergency operations centers, and federal agencies, as well as life-safety and facilities management purchasers from the private sector.  We also have customers from both official military procurement channels and from individuals serving in the military because many military personnel purchase their own equipment so as to have access to state-of-the-art products and technologies instead of standard government-issue gear.

Through our various ecommerce websites we streamline the product procurement process by providing end users with a convenient, centralized destination to examine and purchase a wide selection of products. In addition to direct government bidding and Internet sales, the company offers some of its specialized products through the National Institute of Justice's Tech Product Network, which showcases law enforcement and corrections products available on the market. The company also participates on the Department of Homeland Security's Responder Knowledge Base, or RKB, a web-based information service for the emergency responder community funded by the Department of Homeland Security and hosted by the Memorial Institute for the Prevention of Terrorism. Thousands of jurisdictions and departments, as well as virtually all State Administrative Agencies, now use the RKB on a regular basis to obtain grant guidance and unbiased product information. The RKB has more than 56,000 registered users, including Federal, State, and Local responders from every discipline.

We also provide an extensive webcast and podcast library of informational content to the first responder community, which features exclusive interviews with notables such as Tom Ridge, the first Secretary of Homeland Defense, and Michael Brown, the former head of the Federal Emergency Management Agency. The production of these webcasts is an ongoing monthly expense which does not result in revenues to the company but which drives traffic to our websites and provides our customers with a valuable information resource.

During July 2007 we relocated to larger facilities to accommodate an increase in sales personnel, as well as an increase in our direct bidding activities and Internet sales. Due to continued growth, we have now signed an amendment to our new lease further increasing our warehouse and shipping facilities (as of September 1, 2007) and adding additional sales offices (the projected date of occupancy is October 15, 2007). This expansion has resulted in an increased need for capital. Management believes that controlling and managing our growth is currently one of the company’s most significant challenges.

Our current sources of capital are cash at July 31, 2007 of $53,746, and revenues of $62,049 for the quarter, which we derived through our ecommerce websites and through the direct sale of products to first responders, public safety agencies, municipalities, and consumers. We currently have cash available to fund our operations for the next 6 months. Our material cash expenditures have been general and administrative expenses, including payroll expenses and office rent; expenses relating to purchasing inventory; advertising expenses; travel, lodging, shipping costs and exhibition fees relating to our participation in trade shows; and shipping and other costs associated with our sales and fulfillment activities, as well as accounting and legal fees relating to our reporting obligations.

Although our revenues have increased each of the last four fiscal quarters, we must raise additional capital during the next 12 months to fully implement our business plan and continue our growth. We may attempt to raise the necessary funds through a combination of debt or equity financing or from venture capital sources. We cannot guarantee that we will be able to raise any additional funds over the next 12 months.

Results of Operations

We currently operate three e-commerce websites: www.firstresponderproducts.com, www.certproducts.com and www.securitysurplus.com. We generated most of our revenue in the three months ending July 31, 2007 from online customers through www.firstresponderproducts.com. Revenues for the three months ended July 31, 2007 were $62,049, as compared with no revenue for the three months ended July 31, 2006. The increase in revenues was due to increased website traffic, a consequence of both advertising and word-of-mouth in the military, first responder and consumer communities.

Our cost of goods sold for the three months ended July 31, 2007 were $40,700, for a gross profit of $21,349, as compared with no activity, during the three months ended July 31, 2006.

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

We have incurred losses since our inception. Our net loss from operations was $686,150 for the three-month period ended July 31, 2007, as compared to $90,878 for the same period for the prior year. We incurred professional fees of $705,819 during the three-month period ended July 31, 2007, as compared to $90,878 during the same period for the prior year. The increase was the result of legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

Our inventory increased by $80,252 during the three-month period ended July 31, 2007.

Our plan of operation for the next 12 months

Over the next 12 months we plan to continue distributing homeland security products through Web sales and through direct bidding on government contracts, increasing our margins by using the purchasing power we are accumulating to get better credit terms and pricing from our suppliers. Our competitive bidding activities during the last two quarters have resulted in recent awards including a contract to provide fire fighting gloves to the City of Scottsdale, the result of a successful competitive sealed solicitation conducted by the City of Scottsdale's Purchasing Division; a contract to provide binoculars to the City of Columbus, Ohio; a contract to provide Snake Eye inspection equipment to Luke Air Force Base in Arizona; a contract to provide stretchers to Fort Sam Houston in Texas; two separate awards to provide Field Operating Guides to the City of Parma Fire Department and City of Parma Community Emergency Response Team; an award to provide Field Operating Guides to a Missouri CERT; a contract to provide first aid kits to the Modesto Fire Department; and a contract to rovide safety gloves and goggles to the National Institute of Standards and Technology.

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

Our ecommerce sales depend on qualified traffic.  We have been very successful in increasing our Alexa rating1 over the past six months, and we are advertising and promoting our websites in a variety of ways. Over the next 12 months we will continue to gather significant information about our customer base, which will allow us to adjust our product line. We have also initiated targeted email marketing campaigns to Community Emergency Response Teams to raise awareness of our products in that community.

We are also expanding our outside sales force and contemplate augmenting our sales staff with manufacturer’s representatives located outside Arizona. We are concentrating our initial outside sales efforts on opportunities in the State of Arizona. As specified below, many of the federal trends in homeland security funding and focus complement and reinforce the local homeland security efforts in Arizona.

Trends in the Homeland Security Industry

The Department of Homeland Security opines that President Bush’s Fiscal Year (FY) 2007 budget recognizes that securing America’s borders is a top priority. Accordingly, the U.S. Customs and Border Protection (CBP) budget request for FY 2007 represents an increase of $702.31 million (+9.83%) over FY 2006. During FY 2007 budget, CBP’s budget reflects $6.57 billion in appropriated resources and $1.27 billion in funding acquired through user fees, for a total of $7.84 billion.

1Alexa Internet, Inc. is a subsidiary of Amazon.com that provides ranking information on website traffic.

Within the Department of Homeland Security, CBP is the agency responsible for securing our Nation’s borders, while facilitating global trade. The FY 2007 budget allows CBP to fulfill its priority mission of preventing terrorists and terrorist weapons from entering the U.S., while simultaneously facilitating the flow of people and trade across our borders.  The FY 2007 budget also provides the necessary resources to ensure that CBP continues to fulfill its traditional missions that include: combating the flow of illegal drugs and other contraband, protecting our agricultural and economic interests from harmful pests and diseases, collecting import duties, and enforcing U.S. trade laws.

The FY 2007 budget supports the DHS Secure Border Initiative, a comprehensive multi-year plan to secure America’s borders and reduce illegal migration. Operational control of our borders cannot be obtained effectively without a comprehensive and integrated border security and enforcement system, which leverages investment in agents, technology, infrastructure and facilities. These initiatives provide funding for a variety of the products which we distribute to law enforcement. Some of these specific initiatives are:

Secure Border Initiative (SBI)

Increased Border Patrol Presence Between Ports of Entry

•

Provides an additional $458.9 million for 1,500 Border Patrol agents and associated costs, directly supporting the strategic goal to increase and extend control of the borders between the ports of entry. Included in this amount are funding for agents and support staff, relocations, information technology upgrades, training, and construction costs for improvements and expansions to Border Patrol facilities. A portion of this funding ($4.691 million) will be used by the Federal Law Enforcement Training Center to increase its training capacity.

Border Technology

•

Adds $100 million to expand purchases of critically needed border technology infrastructure between our Nation’s ports of entry.

o

Increased border technology will not only dramatically improve our electronic surveillance capabilities along the southern and northern borders, but it will significantly strengthen our ability to detect, intercept, and secure the borders against illegal aliens, potential terrorist, weapons of mass destruction, illegal drugs and other contraband.

Arizona Border Control Initiative (ABCI)

•

Adds $8.5 million to provide continued support of Border Patrol agents working on the Arizona Border Control Initiative (ABCI), to cover costs for travel, lodging and overtime.

o

Placing additional personnel in camp details, infrastructure and technologies in high traffic areas raises the effectiveness of law enforcement operations and creates a deterrent that will inhibit smuggling organizations.

o

ABCI involves hundreds of local, state, tribal, and federal law enforcement officers in a cooperative Arizona effort to secure the border with enhanced personnel, technology and aviation assets. One of the major components is the removal of migrants from the dangers associated with crossing the border illegally.

Western Arizona Tactical Infrastructure

•

Adds $50.8 million for the construction of permanent vehicle barriers in Western Arizona.

o

Tactical infrastructure prevents and deters illegal border crossings and provides a force-multiplier by enhancing agent efficiency in responding to and interdicting illegal entrants.

San Diego Border Infrastructure System

•

Provides an additional $30 million to fund the land acquisition and construction of the San Diego Border Infrastructure System project that includes multiple fences, lighting, and patrol roads enabling quick enforcement response.

o

The San Diego Border Infrastructure System will give the United States significantly greater control of the most urbanized corridor of our border with Mexico.

Customs-Trade Partnership Against Terrorism (C-TPAT)

•

The budget provides $55 million for support of Customs-Trade Partnership Against Terrorism (C-TPAT), to review and improve the security of partner organizations though the cargo supply-chain.

o

Through C-TPAT, CBP works with importers, carriers, brokers, and other industry sectors to emphasize a seamless security-conscious environment throughout the entire commercial process, from the foreign factory through transportation and importation to ultimate distribution.

Trends in Arizona

In Arizona, eighty percent of federal homeland security grants fund local and regional projects. The State has also dedicated grant funds to enhance protection and response capabilities statewide. According to the Arizona Department of Homeland Security, priority projects in Arizona include increased border enforcement and providing more its firefighter, police, emergency managers, public safety personnel and other first responders with the equipment they need to safely enter dangerous situations. On July 12, 2007, Leesa Berens Morrison, Homeland Security Director for Arizona, told the U.S. House of Representatives’ Homeland Security Committee’s Subcommittee on Emergency Communications, Preparedness, and Response that the unique challenges faced by first responders along our nation’s border merit additional federal attention and funding. Director Morrison stated, “Every day they address the repercussions of an open border, including border violence, criminal activity, incarcerations, investigations and autopsies, all of which place an undue and unsustainable staffing and funding strain on these first responders.” Director Morrison credited the measures Governor Napolitano has taken to address the fallout of a porous border, including the success of the Gang Intelligence and Immigration Team Enforcement Missions (GITTEM) squads, Fraud ID Task Force, and Arizona Counter Terrorism Center (ACTIC), all of which rely on the time and efforts of first responders along the border. But she called for increased federal action and resources to address the border crisis, explaining “it would be shortsighted to focus too much on these measures because they divert first responders from their regular duties within their communities.” Additionally, Director Morrison discussed the impact of the extreme desert weather conditions on border-crossers, explaining that first responders at the border spend time and funds responding to the hundreds of crossers who succumb each year to the heat and dehydration: “Recovery, investigations, autopsies and burial costs and efforts are borne by our first responders.”

On July 18, 2007, after Phoenix Mayor Phil Gordon had expressed his concern that the Department of Homeland Security had cut federal funding in Phoenix by 60 percent last year and after the city requested increased funding, the Mayor was informed by Department of Homeland Security Assistant Secretary Michael Jackson that the DHS is increasing the city’s funding from last year's $3.9 million to $11.9 million this year, the largest percentage increase of any urban area in the country for preventing, protecting, responding to, and recovering from terrorist acts. According to Mayor Gordon, the increase was merited because Phoenix is the 5th largest city in the nation, and Maricopa County is the fastest growing county in the nation. The county has the largest nuclear power plant in the country and one of the busiest airports in the world. Water for the greater Phoenix metropolitan areais provided by a series of dams, potential targets. The area is also home to Luke Air Force Base, the only place in the world that trains American F-16 pilots.

We have significantly increased our competitive bidding activities and over the next 12 months anticipate submitting bids to public safety and military procurement offices for larger prospective contracts. In April 2007 we participated in the Coyote Crisis regional public safety training exercises which simulated an avian influenza pandemic. Participation with the first responder community in these types of exercise expands our base of customer contacts in the public safety and military fields.  In addition to these sales activities, we have advertised our ecommerce sites in strategic publications and over the Internet to increase traffic to our sites.

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

•

Regional and Local Mass Transit Systems

•

Equipment and Training for First Responders

With the DHS’s fiscal year 2007 funding, the department will have invested nearly $20 billion in local planning, organization, equipment, training, and exercises.

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

During the last two quarters we have relied primarily on loans to obtain the funding necessary to operate the business. Our revenues from operations have increased in the last two quarters, but are still not sufficient to fund our operations entirely. Based upon our current cash reserves and forecasted operations, including our continuing and forecasted growth and expansion in both facilities and personnel, we will need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition, greater access to brand name suppliers, and significantly greater financial, marketing and other resources than we do.

Many of these current and potential competitors can devote substantially more resources to the development of their business operations than we can at present. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with other established competitors or with specific product manufacturers, which will allow them pricing advantages due to economies of scale or pursuant to distribution agreements with suppliers. Some large product distributors may also have exclusive distribution agreements or protected territories in which they can sell specific brand name products at a significant discount, or territories in which they may seek to exclude us from selling a specific brand of product. These types of arrangements between our competitors and manufacturers and suppliers may limit our ability to distribute certain brand name products and could adversely affect our revenues.

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

There can be no assurance that any new products we introduce will achieve significant market acceptance or will generate significant revenue.

The market for products in the homeland security and consumer security industry is characterized by rapid technological advances, evolving standards in technology and frequent new product and service introductions and enhancements. Possible short life cycles for products we sell may necessitate high levels of expenditures for continually selecting new products and discontinuing the sale of obsolete product lines. To obtain a competitive position, we must continue to introduce new products and new versions of existing products that will satisfy increasingly sophisticated customer requirements and achieve market acceptance. We must also expend considerable time and effort in content management on our three ecommerce websites to ensure that discontinued or obsolete products are deleted from our sites in a timely manner. Our inability or failure to position and/or price our new or existing products competitively, in response to changes in evolving standards in technology, could have a material adverse effect on our business, results of operations or financial position.

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

The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our president (who is our chief executive officer) and our chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

First Responder Products Inc.

Date: September 14, 2007	/s/ Richard Reincke
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002