Form 10KSB
period 2007-10-31
FIRST RESPONDER PRODUCTS INC
filed 2008-02-12
CIK 1365983

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to  ____________

FIRST RESPONDER PRODUCTS, INC.
(Exact name of registrant as specified in charter)

DELAWARE	000-52504	20-2721447
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

15455 N. Greenway-Hayden Loop, #C4, Scottsdale, Arizona, 85260
(Address of principal executive offices)

(480) 619-4747
(Registrant’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

Registrant’s revenues for its most recent fiscal year were $400,936

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on February 4, 2008 was approximately $4,095,000.

The number of shares outstanding of the registrant’s classes of common stock, as of February 5, 2008, was 9,572,800.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-KSB includes “forward-looking statements.” Forward-looking statements look into the future and provide an opinion as to the effect of certain events and trends on the business, and may include words such as "plans," "intends," "anticipates," "should," "estimates," "expects," "believes," "indicates," "targeting," "suggests" and similar expressions, and do not necessarily reflect historical facts. These "forward-looking" statements are based on current expectations and entail various risks and uncertainties. This Form 10-KSB contains forward-looking statements about our objectives, strategies, financial condition and results. Our actual results may materially differ from our expectations if known and unknown risks or uncertainties affect our business, or if our estimates or assumptions prove inaccurate. Therefore we cannot provide any assurance that forward-looking statements will materialize or that the company's actual results in future periods will not differ materially from results expressed or implied by forward-looking statements. You should carefully consider the other risks and uncertainties identified in the section below titled “Risk Factors.” Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

ITEM 1.

DESCRIPTION OF BUSINESS

Company background.  First Responder Products Inc. was incorporated February 15, 2005 in the State of Delaware.  Our principal executive offices are located at 15455 N. Greenway-Hayden Loop, Suites C4 and C12, Scottsdale, Arizona 85260; we also maintain a technology office located at 4500 Campus Drive, Suite 350, Newport Beach, California 92660. Our telephone number is 480.619.4747 and our facsimile number is 480.619.4740.

We began our business concentrating on ecommerce distribution and sales of emergency response products through our first website, www.firstresponderproducts.com. These products included a limited selection of personal protection equipment for which we acted primarily as a Value Added Reseller, or VAR, for large channel partners, such as Fisher Safety and Tessco. As a value added reseller to these channel partners, we received pricing discounts and also could rely on pass-through warranties and product support for our customers.  As our business grew we began entering into direct dealer and distribution agreements with various manufacturers; at the same time, we increased our product line to include chemical, biological and radiological detection equipment; decontamination equipment; tactical equipment; and other terrorism response products funded by government grants through the Office for Domestic Preparedness (ODP), an agency of the Department of Homeland Security (DHS).

We launched www.firstresponderproducts.com on August 2, 2006. For the first ninety days we tested and refined the site's content and functionality, and worked to improve the performance and navigability of the site. Upon completion of testing, the site went “live” and we began generating revenues immediately. We expanded our ecommerce operations to include a wholly owned consumer-oriented website for personal safety and security products, which incorporated all the refinements from the first site, and launched www.securitysurplus.com on December 1, 2006. We began generating revenues from this consumer-oriented site the same day it launched. Continuing our expansion, on May 9, 2007, as part of our participation in the 2007 Government Security Expo, U.S. Law and Ready! Conferences in Washington, D.C., we launched an ecommerce site devoted to Community Emergency Response Teams, or CERTs, at www.certproducts.com. The CERT products website provides CERT programs with emergency and preparedness products such as flashlights, hard hats, safety vests, and action response kits that include emergency products and supplies. For CERTS with larger needs, the website features portable emergency response trailers that come fully loaded with emergency and safety equipment, including first aid kits, respirators, non-perishable food, blankets, and rope. Congress has provided funds through the Citizen Corps program to the states and territories. Grants from these funds are available to local communities to fund CERT programs. There are presently over 1100 CERT programs throughout the United States and we believe that our CERT business will continue to grow.

Our ecommerce sales have increased steadily over the last year and we anticipate that this trend will continue.

We have incurred losses since our inception and in our first fiscal year relied solely on the sale of our equity securities and on loans from our officers and directors to fund our operations. By our second fiscal year we were generating small revenues and during our last fiscal year and continuing to the present our revenues have increased significantly. This growth has taxed our available cash for operations, as we have outsold our existing credit lines. We have entered into various factoring and purchase order financing arrangements to fund our continued growth. While we anticipate funding an increasing portion of our future operations through revenues, some of our relationships with our suppliers have suffered as we have gotten in arrears on our credit accounts, and we need additional financing if we are to continue to grow.

Our business. We are a premier distributor of specialized products for public safety, homeland security, and military applications. We distribute products from a variety of established manufacturers such as General Electric, Motorola, Kimberly-Clark, Steiner, Bushnell, Cambelbak, WileyX, Blackwater and 3M; we also help introduce new product lines. We market these products through direct bidding on government contracts and through convenient ecommerce sites such as our emergency responder site, www.firstresponderproducts.com; our Community Emergency Response Team (CERT) site, www.certproducts.com, and our consumer site at www.securitysurplus.com.  Our e-commerce websites provide both a platform for the sale of homeland security products to the emerging electronic government purchasing, or “e-GP” market1 and instructional, educational and media content which make these websites destinations of choice for the following communities: law enforcement/military; fire/rescue/EMT, and commercial/public safety professionals. We also market our products through direct advertising, podcasts and webcasts featuring products we distribute, product demonstrations at trade shows and first responder training exercises, and through our monthly newsletter.

Principal products and their markets. We market and sell a wide range of commercial-off-the-shelf and specialized security products to a broad spectrum of federal, state and local public safety personnel and agencies, including the U.S. State Department; the U.S. Department of Commerce; the Army, Navy, Marine Corps, Air Force, Coast Guard and National Guard; the U.S. Forest Service; various U.S. embassies; Sandia National Laboratories; NASA; police and corrections departments as diverse as the NYPD, Boston Police Department, the California Highway Patrol and the Louisiana Department of Corrections; fire departments such as the Los Angeles County Fire Department, Sacramento Fire Department and Scottsdale, Arizona Fire Department; state emergency operations centers such as the Connecticut Department of Homeland Security; as well as life-safety and facilities management purchasers from the private sector.  As such, we do not depend on a small group of major customers. In addition to our customers from both official military and first responder procurement channels, we also sell products directly to individual first responders and military servicemen and women because many police, firefighters and military personnel purchase their own equipment so as to have access to state-of-the-art products and technologies instead of standard government-issue gear.

Because our customers require access to innovative products and emerging technologies, we also partner with companies that have developed new products for the first responder, military and consumer security markets. Identifying, vetting and distributing these types of new products is a key component of our business plan. New products and technologies are highly sought after by the first responder and military communities and are often hard to obtain. The distribution channel for these new products is limited, and distributorships for these types of products are therefore extremely valuable, both for revenue generation and for securing our footprint in the industry.

Sales are made through a combination of bidding on government contracts, directed sales efforts to large commercial entities (including established defense contractors) and sales to public safety agencies, commercial end users and consumers via the Internet.  Through our various ecommerce websites we streamline the product procurement process by providing end users with a convenient, centralized destination to examine and purchase a wide selection of products. We have targeted the emerging electronic government purchasing, or “e-GP” market, as well as existing commercial and consumer markets.

During the last fiscal year we significantly increased our competitive bidding activities on federal, state and local procurement contracts. Over the next 12 months we plan to continue distributing homeland security

1 In 1998 the President's Management Council's Electronic Processes Initiatives Committee began setting the groundwork for the migration of more government purchases and procurement from traditional purchasing protocols to use of e-GP. Many federal agencies now routinely provide their procurement personnel with government purchase cards that can be used for up to 85% of federal government purchases.

products through Web sales and through direct bidding on government contracts, increasing our margins by using the purchasing power we are accumulating to get better credit terms and pricing from our suppliers; provided, however, that we are able to obtain adequate financing to fund our growth.

Our product line includes personal protection equipment; chemical, biological and radiological detection equipment; decontamination equipment; tactical equipment; training equipment, such as the BlueGun line of products; terrorism response and mitigation software and hardware solutions; first aid supplies; and home security products for consumers.  Our suppliers include industry leaders such as Motorola, General Electric, 3M, Camelbak, Bushnell, Kimberly-Clark, Uncle Mike’s, Morrison Medical, Sequiam Corporation, Steiner Germany, ATN, Wiley-X, and MSA. The vast majority of our product lines come from major manufacturers with established reputations for quality, product support and warranty support. Since we distribute products manufactured by industry leaders, we do not incur any product research and development expenses.

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

According to industry sources, the biggest problem with e-commerce is fulfillment and delivery of the products purchased.  We outsource some of our fulfillment requirements (typically for larger items) and warehouse smaller items that have a higher turnover. We constantly monitor order flow to ensure that customers receive the products they purchase within the time specifications indicated on our website; however, due to strains on our credit lines caused, in significant part, by the rapid expansion of our sales activities, during December 2007 and January 2008 we have had instances where products were not delivered on time, and part or all of an order was cancelled.  We are currently seeking various additional financing sources to support our rapid growth, and we believe financing our expansion is our biggest challenge for the coming year.

Market Analysis Summary. The Department of Homeland Security enhances the ability of states, local and tribal jurisdictions, and other regional authorities in the preparation, prevention, and response to terrorist attacks and other disasters, by distributing grant funds. Localities can use grants for planning, equipment, training and exercise needs. These grants include, but are not limited to areas of

•

Port Security

•

Critical Infrastructure Protection

•

Regional and Local Mass Transit Systems

•

Equipment and Training for First Responders

Including the Department of Homeland Security’s fiscal year 2007 funding, the department has invested nearly $20 billion in local planning, organization, equipment, training, and exercises.

The five programs that comprise the Homeland Security Grant Program (HSGP) encourage a regional approach to strengthening homeland security. Grant funding priorities in 2007 included reducing risks of improvised explosive devices and radiological, chemical and biological weapons. They emphasized interoperable communications, information sharing and citizen preparedness. HSGP fiscal year 2007 funding totals were:

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

•

Research from the Homeland Security Research Corporation predicts that the cumulative homeland security and homeland defense market will total more than $400 billion from 2006 to 2010. This demonstrates a growth of more than three times the cumulative market of $130 billion from 2001 to 2005. The market for 2006 was approximately valued at $57.6 billion and is project to grow to $105.7 billion in 2010.

•

According to the Homeland Security Research Corporation, $28.5 billion of homeland security products and services are forecasted to be procured during 2007-2011 by the private sector alone.

•

The private sector is more amenable to online purchasing for its security and safety needs. Outlays of the private sector are harder to account for than government spending for public safety, given the dual-use nature of many security technologies.

The hurricanes in the Gulf Coast over the last few years further demonstrated the lack of preparedness for a major emergency at federal, state and local levels. State and federal government agencies have announced a renewed emphasis on improving first response capabilities nation-wide as a direct result of these painful lessons.

The nature of our markets is relationship-driven, and establishing trust and rapport with our customers is essential. Therefore, we participate in the first responder, defense industry, health care and military communities through first responder training exercises such as the 2007 Coyote Crisis Campaign, a regional disaster response training exercise which features simulated security threats. The exercise focused on the threat of pandemic Avian influenza, commonly known as H5N1 or “bird flu”. Humans have little or no natural immunity to Avian flu, which is considered an international health threat. The campaign culminated months of planning and included numerous exercises involving public, private and non-profit organizations working together as a team. Participants included the city of Scottsdale, Scottsdale Healthcare and General Dynamics, as well as Maricopa County, Arizona State University and military units. Observers from state government were also in attendance.

Our ecommerce sites. Through our various ecommerce websites we streamline the product procurement process by providing end users with a convenient, centralized destination to examine and purchase a wide selection of products. Although Internet sales begin with driving traffic to the site, upon arrival, ease of navigation is crucial. The key to a good electronic commerce site is to provide an environment that makes it easy for the customer to navigate through the catalog of products and ultimately make a purchase. Therefore, the customer must be able to find the product they need without going through endless levels of indexes or menus. The visitor must be able to reach the product they need with very few clicks.

Industry sources report that 80% of visitors to any site will take one look at the page they arrive on and then leave.  It has been estimated that a website loses 20% of visitors every time it asks them to link to a new page.

Our websites have been designed with ease-of-use in mind. Customers see photographs of the product and are provided with comprehensive product information. The customer can flag products during his browsing session, which are added to an electronic shopping cart. At any point the customer can review the contents of the cart, the cost, and projected delivery times. This makes it easy for the customer to browse the site, selecting products as he goes.  Our ecommerce sites are:

•

www.firstresponderproducts.com, which offers a broad range of security and emergency response products for law enforcement, fire and rescue, emergency medical technicians and the military

•

www.certproducts.com, which focuses on the Community Emergency Response Team, or CERT market, and provides specialized disaster response trailers and other packaged emergency response products geared toward this market and other products for Citizen Corps volunteers.

•

 www.securitysurplus.com is our e-commerce site dedicated to private consumers. Security Surplus has attracted a diverse cross-section of customers from the public sector, ranging from consumers who want to prepare for natural disasters (people looking for first aid kits) to outdoor enthusiasts looking for products from protective clothing to optical equipment.

Our websites are marketed through search engines such as Yahoo and Google.  We also have multiple URLs with similar names that point to our primary websites and also to specific products, such as www.firstresponder.tv, www.firstresponderstore.com, www.certteams.com, www.weaponcleaner.com and others. In addition to advertisements on search engines, we also advertise through trade publications, sponsorship of videos and promotions that feature our name prominently at first responder training exercises and product expositions, and through handouts and advertisements at trade shows.

In addition to direct government bidding and Internet sales, we offer some specialized products through the National Institute of Justice's Tech Product Network, which showcases law enforcement and corrections products available on the market. The company also participates on the Department of Homeland Security's Responder Knowledge Base, or RKB, a web-based information service for the emergency responder community funded by the Department of Homeland Security and hosted by the Memorial Institute for the Prevention of Terrorism. Thousands of jurisdictions and departments, as well as virtually all State Administrative Agencies, now use the RKB on a regular basis to obtain grant guidance and unbiased product information. The RKB has more than 56,000 registered users, including Federal, State, and Local responders from every discipline.

Strategic overview of electronic Government Procurement (e-GP). A growing trend for the next decade will be the emergence of strategic electronic procurement of first responder products at all levels of government. This phenomenon has been named "e-GP", or electronic government procurement, and is a natural offshoot of the growing global trend toward e-commerce. Brand-focused retailers that can provide quality products, secure transactions, reliable delivery and customer service have become hugely successful selling consumer goods. More and more government purchasing and procurement personnel are comfortable buying online and look to the Internet first when tasked with acquiring products.

The Asian Development Bank, The Inter-American Development Bank and The World Bank have combined to provide an implementation strategy and toolkit designed to assist governments with the understanding and implementation of e-GP. International projections about the amount of business conducted electronically have reached hundreds of billions of dollars annually, with significant increases forecast.

The United States government’s plan to adopt e-commerce notes that the combination of next-generation purchase cards and access to e-commerce sites has provided an immediate opportunity for migration of up to 85% of U.S. federal government purchases to e-GP.  Benefits also include the ability to simplify key functions of the acquisition cycle for many different types of purchases in different dollar ranges. The United States, the Economic Commission for Latin America and the Caribbean, the European Union, Japan, Australia, Sweden and China are among those actively promoting electronic government procurement. The Internet now allows even remote government business opportunities to be made available online to product and service providers globally.

Domestically, the 22 million United States Government purchase transactions each year present a market opportunity within this new wave of technology. All United States federal agencies now are required to support their programs by making available customer-friendly electronic purchasing tools integrated with end-to end commercial electronic processing of payment, accounting and performance reporting information.

Our web-based sales of homeland security products will find a ready global market, as well as an active domestic market. We plan to translate our website into Spanish and other languages to accelerate our market penetration into this emerging e-GP sector.

Events domestically and globally suggest that over the foreseeable future, priority funding will be dedicated to homeland security at all levels of government.

2001-2010 Global Homeland Security-Defense Market (in Billions)

All ecommerce sales depend on qualified traffic.  We have been very successful in increasing our Alexa rating over the past six months (Alexa Internet, Inc. is a subsidiary of Amazon.com that provides ranking information on website traffic) and we are advertising and promoting our websites in a variety of ways.

Search engines are one means of driving traffic to our site, and the term “search engine optimization” is familiar to everyone in e-commerce.  The three most important elements of search engine optimization are links and navigation; text and meta-data (meta-data is “data about data”); and popularity measurement.

How Search Engines Work. A spider is a computer program that browses the Web to find and store web page contents.  Spiders find web pages by following the clickable text links on known web pages and analyzing the words on a page, as well as the meta-data in the code that produces the page.  The information received is stored in a database called the “search index” or “search catalog.” Typically, a search index contains several billion pages.

It is also important that the navigation structure not only makes it easy for a customer to use the website, but also allows search engine spiders to browse the website easily. We have made the firstresponderproducts.com site user-friendly for both our customers and search engine spiders.

Another type of search engine is called a “PPC-engine”, or pay-per-click engines.  The biggest pay-per-click engines are Google, eSpotting, Overture, FindWhat and Kanoodle. In PPC-engines, users bid for the position they want and can also bid on specific keywords.  After researching and identifying the keywords used by our target market, we participated in some PPC-engines. In addition to bidding on these keywords, we used those keywords on our web pages, which we believe helped raise our profile on the Web.

Meta-tags are pieces of text place in the header of a webpage. Meta-tags can help search engines better understand and present links to a website. However, the misuse of Meta-tags by webmasters who have put hundreds of keywords into their meta-tags under the mistaken belief that this would increase their website rankings has forced search engines to lower the importance of Meta-tags in the determination of what a web page is really about. Therefore, we have filled out the Meta-tags on all of our web pages using brief, accurate descriptions to increase our positioning on the search engines in a legitimate manner.

We also advertise with websites that have similar customer demographics, and in both print and web-based industry and trade publications.

Effect of existing or probable governmental regulations on our business. Our business is affected by a wide range of municipal, county, state and federal regulations and proposed regulations.

Because we participate in direct bidding activities with federal government agencies, we have been required to register as a vendor with the Central Contracting Registry. We also have registered as a vendor with various individual purchasing offices and agencies with more than 40 states, and also with major cities throughout the country. This process was very time consuming as the registration process with each state, county, and city is different and most require specific registration for the commodities being offered. Since we are a distributor of a wide range of products, this has been an involved, and on-going, process. However, we now receive bid opportunities unique to our commodities from state, county and municipal purchasing authorities from across the country, and we plan to continue to register as a vendor with additional purchasing agencies to increase our competitive bidding opportunities.

We do not use toxic substances in our distribution activities and we do not contemplate incurring costs relating to federal, state and local environmental compliance laws. However, because of  existing and emerging environmental regulations, and government-wide “green” initiatives, during 2007 we became a distributor for several environmentally-friendly product lines, including a non-toxic weapons maintenance system and a wind-powered, renewable energy generation product line.

We plan to promote our “green” line of renewable energy and environmentally friendly products heavily during the coming year and we have formed a wholly-owned subsidiary, GWS Technologies, Inc.,  which will focus on marketing our green, wind power and solar power products to government agencies and consumers through a separate website, GreenWindSolar.com.  We are currently negotiating an exclusive distribution agreement for a special version of PacWind’s vertical axis wind turbines for military and government applications.

The Environmental Protection Agency's Environmentally Preferable Purchasing Program, or EPP, started in 1993 after the signing of Executive Order 12873, and continues today under Executive Order 13423. The program originally created by with the purpose of using the federal government's enormous buying power to stimulate market demand for green products and services. Environmentally preferable means "products or services that have a lesser or reduced effect on human health and the environment when compared with competing products or services that serve the same purpose.” This comparison applies to raw materials, manufacturing, packaging, distribution, use, reuse, operation, maintenance, and disposal.

The United States federal government is one of the world's largest consumers. Indeed, it is the single largest consumer of goods and services within the United States, with total spending estimated at $350 billion for goods and services each year. Therefore, the federal government’s purchasing power exerts a tremendous influence on which products and services are available in the national marketplace. The Environmentally Preferable Purchasing Program works to ensure that federal government's buying power is working to the greatest extent possible to increase availability of environmentally preferable products, which in turn minimizes environmental impacts.

Federal agencies are directed by federal laws, regulations and executive orders to make purchasing decisions with the environment in mind. Most recently, these requirements have included Executive Order 13423, titled “Strengthening Federal Environmental, Energy and Transportation Management”,  which orders federal agencies to use sustainable practices when buying products and services. For the Federal government as a whole, the President's Office of Management and Budget has issued a series of scorecards to help track progress of Federal agencies in implementing this program. Green purchasing progress is measured in the Environmental Stewardship Scorecard. These scorecards are for internal government use.

This “green” movement has been spreading throughout all levels of government. For example, California law requires state government to practice EPP, and even the U.S. Army has its own 'green buying' initiative.  We believe the adoption of EPP by states, counties and municipalities will result in increased opportunities for our “green” product lines.

We believe that existing and proposed government regulations relating to the homeland security industry, such as the SAFETY Act (which proposes to encourage the development and rapid deployment of anti-terrorism technologies by providing sellers of qualified technologies with limited product liability), will, in sum, be more beneficial to our business operations than detrimental.

Competition and Buying Patterns

The sweep of government procurement is extensive and varied, ranging from the acquisition of minor items such as office supplies to major purchases, such as telecommunications systems. Federal buyers have always been leaders in purchasing computer hardware, software and services online. That is now beginning to carry over into other types of government purchases.

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

Government buying patterns have evolved relatively quickly over the past five years to embrace e-GP. According to a study by Jupiter Media Metrix Inc. of New York, less than 1 percent of all government purchases in 2001 were via the Internet. That same year, the General Services Administration set a July 1, 2001 deadline to bump up its roster of Internet-enabled suppliers from about 4,000 to around 9,000,which brought a multitude of new products into the agency's online exchange, GSA Advantage.

By 2002, the GSA's use of purchase cards was widespread. The purchase card replaced the paper-based time-consuming purchase order process for small dollar procurements. With annual expenditures of approximately $13.7B, the purchase card is the primary payment and procurement method for purchases under $2,500 (often referred to as micro-purchases) and allows for Internet purchases. The purchase card currently saves the federal government approximately $1.3B annually in administrative costs. The GSA considers the purchase card to be the most flexible purchasing tool available to the US government. Agencies use the purchase card to acquire mission related goods and services.

The GSA has now designated the FedBizzOpps.gov site as its single source for federal procurement opportunities exceeding $25,000, and all federal agencies must use the site for public notice of such procurements. Additionally, the Federal Acquisition Institute is coordinating training for government procurement personnel to facilitate their use of online procurement systems. GSA also has an online university which provides such training.

The Department of Homeland Security also recognized the need for a website where first responders could procure needed products and created the Responder Knowledge Base, a site on the DHS homepage that provides emergency responders with a single source for integrated information on available equipment, equipment certification and standards, equipment training, cost resources, and reviews from other equipment users. Many state offices are also attempting to streamline and promote online procurement for state agency government buyers.

There are some commercial exchanges such as eFederal.com, FedBuy.com, FedCenter.com and GovPlace.com which allow government purchasing agents to search for products, but these sites are not geared specifically toward the first responder market. Industry giant Fisher Safety has entered the space with an ambitious website featuring the "Fisher Quartermaster Program", a web-based, end-to-end procurement system offering first responders with a selection of products from thousands of manufacturers in the fire, police, safety, medical and terrorism response disciplines. There are also specialized websites geared toward specific niches in the first responder community, e.g., websites for firefighters or law enforcement, but few of these concentrate on e-commerce; rather, they typically include an e-commerce component into general interest content.

As discussed in the preceding section, in addition to government purchasing opportunities in the United States, there is a significant international trend toward government adoption of e-commerce for public safety purchases. Major initiatives to promote the use of e-commerce by government procurement agents are currently being undertaken in Japan, China, Australia, England and the United States. The potential significance of this trend has been noted by famed economist Douglas C. North, who determined that for a modern economy 45% of GDP can be accounted for by the cost of transactions, a percentage that can be reduced significantly through the adoption of e-GP.

A March 2004 treatise on e-GP by the World Bank, the Asian Development Bank and the Inter-American Development Bank reported that public sectors typically make up 35% of national economies and, therefore, the adoption of e-GP is a significant driver of technology into those national economies and is expected to have large gains on the productivity and competitiveness of the whole economy.

Employees

We currently have nine full-time employees and three part-time employees, interns from a program we participate in with Arizona State University. In addition to our employees, we have consultants, many of whom sit on our advisory board, who currently provide marketing, business development, media relations and other business advisory services similar to those which would be provided by part-time and full-time employees.

ITEM 2.

DESCRIPTION OF PROPERTY

Description of Property

 As of the date specified in the following table, we held the following property:

Property	October 31, 2007
Cash	$65,663
Property and Equipment, Net	$41,191
Inventory	$39,991
Accounts Receivable, Net	$179,399
Total Assets	$326,244

Description of Real Estate

Except for the leasehold interests in the office and warehouse facilities we lease, we do not presently own any interests in real estate.

For most of our last fiscal year our executive, administrative and operating offices were located at 7047 East Greenway Parkway, Suite 250, Scottsdale, AZ 85254. Those offices did not provide the storage and fulfillment areas we required since launching our ecommerce websites and the lease on those offices expired January 31, 2007. Our annual lease payments on these offices were approximately $30,250.

In July 2007 we relocated to larger facilities at 15455 N. Greenway-Hayden Loop, Suite C4, Scottsdale, AZ 85260. The new, larger facility contains 2,637 square feet of office and warehouse space and includes an expanded sales office with a production showroom and a warehouse with shipping and receiving facilities, which was necessary to accommodate an increase in sales personnel, as well as an increase in our direct bidding activities and Internet sales. Due to continued growth, on September 1, 2007 we signed an amendment to our new lease further increasing our sales offices and warehouse and shipping facilities by 1,924 square feet in Suite C12 of the same complex. Our annual lease payments on the combined Suite C4 and C12 facilities are approximately $65,400.

This expansion has resulted in an increased need for capital, and we believe that controlling and managing our growth, and obtaining sufficient financing on acceptable terms, is currently the company’s most significant challenge.

We also lease a technology office at 4500 Campus Drive, Suite 350, Newport Beach, California 92660. This facility is approximately 518 square feet. This lease began June 1, 2006 and is currently scheduled to expire on May 31, 2008. Our annual lease payments on this facility are approximately $10,250.  We anticipate renewing this lease.

Our office facilities are well maintained and we believe our facilities are adequate for our administrative, sales and marketing operations, and fulfillment operations.

ITEM 3.

LEGAL PROCEEDINGS

We are not presently a party to any pending legal proceeding except for routine litigation incidental to the business.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reports to security holders. We are a reporting company with the Securities and Exchange Commission and we file quarterly reports and annual reports that contain our financial statements for each quarter and an audited financial statement at our fiscal year end, which is October 31st. We also file reports on Form 8-K relating to any information that is material to the Company. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov. We maintain a website at www.firstresponderproducts.com where we post updated news about the company’s activities.

Market information.  Our common stock trades publicly on the OTC Bulletin Board, or OTCBB, under the symbol “FRPD.”  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

Our common stock began trading on or about July 23, 2007 with an opening bid quotation of $1.00 per share. The following table sets forth the quarterly high and low bid prices per share of our common stock by the National Quotation Bureau during the last fiscal year as cited on MSN.MONEY.  The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low
2007	July 31, 2007	$1.40	$1.05
	October 31, 2007	$2.60	$1.01
2008	January 31, 2008	$2.50	$1.04

Holders of record. On February 1, 2008, there were approximately 50 shareholders of record of our common stock. We have no record of the number of shareholders who currently hold their stock in “street” name with various brokers.

Dividend policy.  We have never declared or paid cash dividends on our common stock.  We currently intend to retain any future earnings to finance the growth and development of our business and do not intend to pay any cash dividends on our common stock in the foreseeable future. Payment of dividends in the future, if any, will be made at the discretion of our board of directors.  Such decisions will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

Sale of unregistered securities. During the fiscal quarter ended October 31, 2007, we raised $50,000 through a private placement of our equity securities, specifically our common stock, at $1.00 per share.  The shares were granted in a transaction which we believe satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) because the principal shareholder was an accredited shareholder which possessed the requisite business acumen and information which would permit the issuance of the shares.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

Results of Operations

Revenues for the fiscal year ended October 31, 2007 were $400,936 compared to $524 for fiscal year ended October 31, 2006. This increase in revenue is the result of a significant increase in both our ecommerce revenues generated from our websites, and from our competitive bidding activities. Our cost of goods sold was $332,686, with gross profit of $68,250, for the year ended October 31, 2007.

Our general and administrative expenses other than for related parties for the year ended October 31, 2007 were $2,902,712, as compared to $946,117 for our fiscal year ended October 31, 2006. Our operating expenses increased significantly last year as we increased our office facilities, hired new employees and consultants, increased our ecommerce sales, and increased our competitive bidding activities. We have also incurred increased costs relating to developing relationships with new suppliers and exhibiting at trade shows and expositions, including increased travel costs. Our marketing activities have increased significantly, and we are incurring increased marketing costs, including costs associated with the design, preparation, and printing of marketing and product informational material, courier costs and mailing costs.  Moreover, we continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company and to the increase in our requirements for transactional legal and accounting services.

Our net loss for the year ended October 31, 2007 was $2,885,895, as compared to $951,277 for the year ended October 31, 2006. The increase was the result of increased operating costs, including costs for employees and consultants.

Liquidity and Capital Resources

At the year ended October 31, 2007, we had $65,663 in cash resources, as compared with $280,831 at October 31, 2006. The decrease is due to our rapid expansion, including significantly increased sales activity and significantly increased competitive bid awards, which are straining our cash reserves. We have outsold most of our existing credit lines and therefore are using cash normally reserved for monthly overhead to help finance our sales. Moreover, we have expanded our office facilities and added employees, which is necessary for continued growth but which also creates a cash short-fall. Our accounts receivable, net at October 31, 2007 were $179,399, compared to no accounts receivable at October 31, 2006.

Our accounts payable and accrued expenses at October 31, 2007 were $244,617, as compared to $18,812 at October 31, 2006. The increase is a result of significantly increased sales and competitive bid awards. Our total current liabilities at October 31, 2007 were $804,953, as compared to $145,506 at October 31, 2006, which includes an increase in debt to existing shareholders.

We began a private placement of our common stock in September 2007; however, although various representations were made by the group assisting us in raising private equity that significant funds had been raised, we raised only $50,000, far short of our initial objective.

We held property and equipment at October 31, 2007 which was valued, net of depreciation, at $41,191, as compared with property and equipment with a net valuation of $7,298 at October 31, 2006. The increase is attributed to the acquisition of computer equipment, office equipment, and other assets necessary and incidental to our operations.  Our total assets at October 31, 2007 were $326,244, as compared with total assets of $288,129 at October 31, 2006.

We held inventory for sale to customers at October 31, 2007 of $39,991, as compared with no inventory at October 31, 2006.  The increase is due to our need to maintain certain items in inventory to ensure timely fulfillment of customer orders.

We have sufficient funds currently available to satisfy our basic cash requirements for the next three months, but we will need to raise significant capital to continue as a going concern. We also have significant outstanding invoices from suppliers, some of which are overdue and which are negatively affecting our credit lines with our suppliers.  We have also entered into leasing arrangements for increased office, warehouse and fulfillment facilities, and this will also create a commitment for continuing capital expenditures.  Currently, our expansion into Suite C12 at our complex has been slowed by our lack of available capital to furnish and staff those offices.

There can be no assurance that we will raise sufficient funds to continue our business operations, and we may have to reduce our operations and stop our growth if we cannot obtain financing in the next quarter.

Trends

There are certain known trends in the homeland security and emergency preparedness market that are reasonably likely to have a material impact on our business.

The growth of military spending in Arizona slowed in 2006 as the wars in Iraq and Afghanistan caused the government to postpone expensive new defense programs. Specifically, after growing by more than $1 billion a year from 2001 through 2005, defense contracts to Arizona businesses grew by only $300 million in 2006. Analysts and industry sources are predicting robust short-term business in repairing, replacing and upgrading equipment that has been in the field in theatres of operation worldwide. As reported by The Arizona Republic in January, 2008, this “resetting”, as the military calls it, could be a boon for Arizona companies that make combat equipment, such as Boeing Co. in Mesa, maker of Apache helicopters; Alliant Techsystems in Mesa, a gunmaker; and ArmorWorks LLC in Chandler, a maker of body, vehicle and aircraft armor.  The $9.7 billion in defense contracts awarded to local businesses in 2006 gave Arizona the sixth-largest military economy among the 50 states. California ranked first with $32 billion.

According to The Arizona Republic, Missiles, aircraft parts and electronics and communications equipment accounted for much of the military purchases in 2006. The government also bought billions of dollars in other goods and services from more than 1,000 Arizona contractors during the year. Arizona-based companies are expected to benefit from the emphasis on replacing and upgrading the military’s existing equipment during the coming year. According to John Robinson, editor of Defense Daily, a Washington, D.C. publication that tracks the defense industry, the focus in now on repairing, upgrading and replacing field equipment instead of exotic new programs. This trend is expected to be reflected in the 2007 numbers that will be released by the U.S. Department of Defense later this year and in spending for 2008. The 2009 defense budget that will be released later this year also is expected to be focused on maintaining existing equipment. The Department of Defense’s budget for “equipment resets” rose to $24 billion in 2007, from $9 billion in 2006. The 2008 budget sets aside $38 billion to repair, replace and upgrade equipment.

We are actively developing relationships with defense contractors, including those headquartered in the greater Phoenix area, in an attempt to participate in some of these government purchasing initiatives.

The U. S. Department of Homeland Security continues to fund equipment and training for first responders across the nation as a part of its Commercial Equipment Direct Assistance Program (CEDAP). Since the program’s inception in 2005, DHS has provided roughly 5,800 direct assistance awards worth more than $103 million for all hazards in smaller jurisdictions nationwide. Eligibility for CEDAP is limited to law enforcement and other emergency responder agencies with specific financial and capability needs in five categories: personal protective equipment; thermal imaging, night vision and video surveillance tools; chemical and biological detection tools; information technology and risk management tools; and interoperable communications equipment. CEDAP equipment awards are integrated with state planning processes for regional response and asset distribution. Each state’s administrative agency has the opportunity to review applications submitted by first responder organizations within their state to ensure that equipment requests are consistent with their state homeland security strategy. We intend to continue to bid on available state purchasing contracts during the next fiscal year.

There are also trends in the general public and consumer markets for greater personal security and home preparedness. In December 2007 the U. S. Department of Homeland Security outlined the top 10 items for a basic emergency supply kit as part of its Ready Campaign.

“We cannot stress enough the importance of being prepared for all types of emergencies, from natural disasters to terrorist attacks,” said Department of Homeland Security Secretary Michael Chertoff. “Having a plan can make all the difference, as the recent flooding and ice storms across the country have shown. The time for individuals, families and businesses to plan is now, and to resolve to make readiness a priority for 2008.” The Department of Homeland Security suggested that Americans prepare for emergencies by following the Ready Campaign’s three easy steps:

1.

Prepare an emergency supply kit;

2.

Make a family emergency plan; and

3.

Be informed about the kinds of emergencies that can happen in your area and their appropriate responses.

To help get started, the Ready Campaign issued a checklist of the leading items needed in a basic emergency supply kit for the home or business. These items include: water, food, radio, flashlight, first-aid kit, whistle, moist towelettes, garbage bags and plastic ties, wrench or pliers, local maps, and personal items. We are actively marketing emergency supply kits to both the consumer and the CERT marketplace and believe this trend toward increased personal and business security will result in increased sales of these types of products in the coming fiscal year.

DHS promotes individual emergency preparedness through the Ready Campaign and Citizen Corps as part of a broader national effort conducted by the Federal Emergency Management Agency. Ready is a national public service advertising campaign produced by The Advertising Council in partnership with DHS. The Ready Campaign is designed to educate and empower Americans to prepare for and respond to emergencies, including natural disasters and potential terrorist attacks.  Citizen Corps, DHS’ grassroots effort, localizes preparedness messages and provides opportunities for citizens to get emergency response training; participate in community exercises; and volunteer to support local first responders.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have little revenues and assets and we have incurred losses since our inception. Since inception we have relied solely on loans from shareholders and officers and the sale of our equity securities to fund our operations. Our general business strategy is unproven, and we are generating little revenue; however, we continue to incur legal, accounting, and other business and administrative expenses. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

Risk Factors

An investment in our common stock involves a substantial degree of risk.  Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report.  The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock.

Risks Related to Our Business

We need significant infusions of additional capital.

During the last two quarters we have relied primarily on loans and purchase order financing to obtain the funding necessary to operate the business. Our revenues from operations have increased significantly in the last quarter, but are still not sufficient to fund our operations entirely. Based upon our current cash reserves and forecasted operations, including our continuing and forecasted growth and expansion in both facilities and personnel, we will need to obtain additional outside funding in the near future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time; however, we are outselling our existing credit lines from our suppliers which has created a strain on our business operations, including affecting timely payment to our existing suppliers. This, in turn, has led some of our suppliers to put us on more restrictive credit terms with lower credit limits.  If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

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

ITEM 7.

FINANCIAL STATEMENTS

The information required by this item is set forth in the Consolidated Financial Statements filed with this report.

FIRST RESPONDER PRODUCTS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2007 and 2006

F-1

C O N T E N T S

Independent Auditors’ Report

 F-3

Balance Sheets

 F-4

Statements of Operations

 F-5

Statements of Stockholders’ Equity (Deficit)

 F-6

Statements of Cash Flows

 F-7

Notes to the Financial Statements

 F-8

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

  PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Responder Products Inc.

We have audited the accompanying balance sheet of First Responder Products Inc. as of October 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended October 31, 2007 and 2006,. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Responder Products Inc. as of October 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended October 31, 2007 and 2006,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has does not have significant cash or other currents assets and has not earned any revenues, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

February 6, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

FIRST RESPONDER PRODUCTS, INC.

Balance Sheets

ASSETS
		October 31, 2007	October 31, 2006
CURRENT ASSETS
Cash		$65,663	$280,831
Accounts receivable, net		179,399	-
Inventory		39,991	-
	Total Current Assets	285,053	280,831
PROPERTY AND EQUIPMENT, net		41,191	7,298
	TOTAL ASSETS	$326,244	$288,129

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$244,617	$18,812
Accrued interest-related party	-	4,873
Note payable-related party, net of discount	560,336	121,821
Total Current Liabilities	804,953	145,506
LONG-TERM DEBT	-	-
TOTAL LIABILITIES	804,953	145,506
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
9,276,133 and 6,573,300 shares issued and outstanding, respectively	9,276	6,573
Additional paid-in capital	3,679,360	1,092,500
Stock subscription receivable	(325,000)	0
Deficit accumulated during the development stage	(3,842,345)	(956,450)
Total Stockholders' Equity (Deficit)	(478,709)	142,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$326,244	$288,129

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

 Statements of Operations

	For the Year Ended October 31,
	2007	2006
REVENUES	$400,936	$524
COST OF GOODS SOLD	332,686	-
GROSS PROFIT	68,250	524
OPERATING EXPENSES
Depreciation and amortization	5,568	811
General and administrative	2,902,712	946,117
Total Expenses	2,908,280	946,928
LOSS FROM OPERATIONS	(2,840,030)	(946,404)
OTHER INCOME (EXPENSES)
Interest expense	(46,617)	(4,873)
Interest income	752	-
Total Other Income (Expenses)	(45,865)	(4,873)
NET LOSS	$(2,885,895)	$(951,277)
BASIC LOSS PER SHARE	$(0.36)	$(0.18)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	7,924,717	5,176,500

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Capital	Deficit	Total
Balance, October 31, 2005	5,172,500	$5,173	$-	$-	$(5,173)	$-
Common stock issued for cash at $0.01 per share	310,000	310	2,790	-	-	3,100
Common stock issued for cash at $1.00 per share	473,300	473	472,827	-	-	473,300
Common stock issued for services at $1.00 per share	617,500	617	616,883	-	-	617,500
Net loss for the year ended October 31, 2006	-	-	-	-	(951,277)	(951,277)
Balance, October 31, 2006	6,573,300	6,573	1,092,500	-	(956,450)	142,623
Common stock issued for cash at $1.00 per share	1,029,500	1,030	1,028,470	(325,000)	-	704,500
Fair value of warrants	-	-	78,271	-	-	78,271
Beneficial conversion feature of convertible debt	-	-
Common stock issued for debt at $0.30 per share	333,333	333	99,667	-	-	100,000
Common stock issued for services at $1.00 per share	1,340,000	1,340	1,338,660	-	-	1,340,000
Net loss for the year ended
October 31, 2007	-	-	-	-	(2,885,895)	(2,885,895)
Balance, October 31, 2007	9,276,133	$9,276	$3,679,360	$(325,000)	$(3,842,345)	$(478,709)

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

Statements of Cash Flows

	For the Year Ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,885,895)	$(951,277)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	1,439,900	617,500
Common stock purchase options granted for services	105,399	-
Depreciation expense	5,568	811
Changes in operating assets and liabilities:
(Increase) in inventory	(39,991)	-
(Increase) in accounts receivable	(179,399)	-
Increase (decrease) in accounts payable and
and accrued expenses	220,932	23,685
Net Cash Used by Operating Activities	(1,333,486)	(309,281)
CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(39,461)	(8,109)
Net Cash Used by Investing Activities	(39,461)	(8,109)
CASH FLOWS FROM FINIANCING ACTIVITIES
Repayment to related parties	(121,821)	(72,000)
Borrowings from related parties	675,000	193,821
Common stock issued for cash	604,600	476,400
Net Cash Provided by Financing Activities	1,157,779	598,221
NET INCREASE (DECREASE) IN CASH	(215,168)	280,831
CASH AT BEGINNING OF PERIOD	280,831	-
CASH AT END OF PERIOD	$65,663	$280,831
SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid For:
Interest	$16,613	$-
Income taxes	-	-
Non Cash Financing Activities:
Common stock issued for debt	$100,000	$-

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND HISTORY

Aegis Security Products, Inc., (the Company) a Delaware corporation, was incorporated on February 15, 2005. Its name was changed to First Responder Products, Inc. on April 21, 2005.

The Company is the business of providing supplies and materials to providers of emergency response services.  The Company serves as a distributor for manufacturers of safety, training and medical supplies. The Company sells via the internet or through its showroom.

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a October 31 year-end.

b.  Basic Loss Per Share

For the Year Ended October 31, 2007
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$(2,885,895)	7,924,717	$(0.36)

For the Year Ended October 31, 2006
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$(951,277)	5,176,500	$(0.00)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

c.

Advertising

The Company expenses advertising costs in the period in which they are incurred.

d.

Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FIRST RESPONDER PRODUCTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2007 and 2006

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.

Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of October 31, 2007 and 2006:

	2007	2006
Deferred tax assets
NOL Carryover	$652,995	$130,173
Valuation allowance	(652,955)	(130,173)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended October 31, 2007 and 2006 due to the following:

	2007	2006
Book income (loss)	$(1,125,499)	$(370,998)
Common stock issued for services	602,667	240,825
Valuation allowance	522,822	130,173
	$-	$-

At October 31, 2007, the Company had net operating loss carry forwards of approximately $1,674,000 that may be offset against future taxable income through the year 2027.  No tax benefit has been reported in the October 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

f.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

g.

Fair Value of Financial Instruments

As at October 31, 2007, the fair value of cash and accounts and advances payable, including    amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

FIRST RESPONDER PRODUCTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2007 and 2006

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Recently Issued Accounting Pronouncements

The Company has adopted the following accounting pronouncements:

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,  2008.  The Company believes the implementation of this standard will have no effect on its financial statements.

FIRST RESPONDER PRODUCTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2007 and 2006

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

Long-lived Assets-Technology

The Company’s technology is recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

j.   Concentration of Risk

Cash - The Company at times may maintain a cash balance in excess of insured limits.

k.  Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

l.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

m.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of October 31, 2007 and 2006, an allowance for doubtful receivables $6,349 and $-0-, respectively, was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

n.

Inventory

The Company’s inventory is composed of supplies for the emergency responder industry. The inventory is recorded at the lower of cost or market.

FIRST RESPONDER PRODUCTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2007 and 2006

NOTE 3 -

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company plans to expand its internet marketing program for its emergency response products which upon its completion is expected to provide sufficient revenues to allow it to continue as a going concern. In the interim the Company expects to raise operating capital through the private placement of its common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 -    PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following October 31, 2007:

Office equipment	$27,826
Utility vehicle	19,744
Accumulated depreciation	(6,379)
Net Property and Equipment	$41,191

The equipment is depreciated over its estimated useful life of 5 years under the straight-line method. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. Depreciation expense for the years ended October 31, 2007 and 2006 was $5,568 and $811, respectively.

NOTE 5-

COMMON STOCK

During the year ended October 31, 2007, the Company issued 1,029,500 shares of common stock at $1.00 per share for cash. The Company has a stock subscription receivable of $325,000 in connection with this stock offering as of October 31, 2007.

During the year ended October 31, 2007, the Company issued 333,333 shares of common stock upon the conversion of $100,000 of debt at $0.30 per share.

During the year ended October 31, 2007, the Company issued 1,340,000 shares of common stock for services at $1.00 per share rendered at $1.00 for a value of $1,340,000.

All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

FIRST RESPONDER PRODUCTS, INC.

Notes to the Financial Statements

October 31, 2007 and 2006

NOTE 5-

  CONVERTIBLE DEBT

During the year ended October 31, 2007, the Company raised $675,000 through the issuance of 12% unsecured convertible debt. The Company was unable to repay the debt on the original due date, accordingly the holders thereof have the right to convert the debt to equity.  Per the convertible debt agreement the conversion price is $0.30 per share.

The value of the beneficial conversion feature was determined using the Black-Scholes pricing model and the following assumptions were used: expected term of 6 months, a risk free interest rate of 5.35%, a dividend yield of 0% and volatility of 0%. The amount recorded as a discount to the convertible debt was $41,793. The discount is being amortized over the 6 month term of the convertible debt, accordingly, the Company recorded $27,129 in expense for the accretion of the discount during the year ended October 31, 2007. The Company has accrued $2,875 in interest payable on the convertible debt as of October 31, 2007. During the year ended October 31, 2007, $100,000 of the debt was converted to 333,333 shares of common stock

A summary of the Secured Convertible Notes at October 31, 2007:

Convertible secured notes: 12% per annum due January 20, 2008	$325,000
Convertible secured notes: 12% per annum due January 10, 2008	250,000
Discount on debt, net of accumulated amortization of $27,129	(14,664)
Net convertible secured debentures	$560,336

NOTE 6-

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

The Company has granted common stock purchase options to certain of its employees, directors and consultants. The options vested immediately and the option price is $1.00 per share.

During the year ended October 31, 2007, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 years, a risk free interest rate of 5.35%, a dividend yield of 0% and volatility of 0%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $78,271.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

FIRST RESPONDER PRODUCTS, INC.

Notes to the Financial Statements

October 31, 2007 and 2006

NOTE 6-

COMMON STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

	Number of Shares	Weighted Average Exercise Price
Outstanding as of November 1, 2005	-	$-

Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2006	-	-

Granted	1,502,500	1.00
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2007	1,502,500	$1.00

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation for services performed or financing expenses.

NOTE 7 -

SUBSEQUENT EVENTS

In November 2007, the Company collected $75,000 of its stock subscription receivable.

.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A.

CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of the end of the period covered by this Form 10-KSB, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at the reasonable assurance level as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-KSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

We presently have only two directors, both of whom are corporate officers. Therefore, our audit and compensation committees do not include independent, outside directors. We are currently reviewing potential candidates for our board of directors but believe we will need to obtain D&O insurance for any new directors as a precondition to their appointment or election.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors will serve until the next annual meeting of stockholders.  Our executive officer and key employees and consultants are appointed by our board of directors and serve at its discretion.

Directors and Executive Officers

Our board of directors currently consists of two members.  There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no “family relationships” among the directors, as that term is defined by the Securities and Exchange Commission. Set forth below is our current Board of Directors, including each member’s age and position with the Company.

Name	Age	Position
Eric D. Johnson	43	Chief Executive Officer and Director
Richard C. Reincke	50	President, COO, CFO and Director
Steve Stubblefield	29	Chief Technology Officer
Michael Coskun	24	Vice President

Eric D. Johnson

Chairman & CEO

Eric Johnson has held senior management positions with early stage companies focusing on technology and software including a company he founded, StrategicParts.com, Inc., an on-line collaboration hub for electronics manufacturers and engineering companies. He has been the Chief Executive Officer and Chairman of First Responder Products, Inc. since February 2005 and will continue to serve as a director until the next meeting of shareholders, at which time elections for directors will be held. He served as President and CEO of that company until April 2001. From April 2001 through August 2006 he served as Chairman and CEO of Aegis Assessments, Inc., a wireless communications technology company. Mr. Johnson has extensive experience with the first responder community. He has been a member of the Security Industry Association (SIA) and the National Defense Industrial Association (NDIA), as well as first responder organizations such as ComCARE, a national advocacy organization for first responders focusing on communications issues, and ICMA, the International City/County Management Association, which provides technical and management assistance for local government administrators, assistants, and department heads serving cities, counties, towns, villages, and regional entities. Mr. Johnson's experience includes six years in U.S. Army Military Intelligence. He attended the Defense Language Institute in Monterey, California and is fluent in German. After receiving his Top Secret Security Clearance-SCI, Mr. Johnson worked with the U.S. Army Intelligence and Security Command (INSCOM) and the National Security Agency (NSA) and was stationed in Europe, where he worked on several classified Counter Terrorism and Military Intelligence projects. Mr. Johnson received an honorable discharge in 1990. After leaving the military, Mr. Johnson joined Equity Services, Inc., a national full service broker-dealer as a registered representative, where he provided financial planning and investment advisory services to high net worth individuals and closely held businesses. Mr. Johnson received his Bachelor's Degree from the University of New York.

Richard C. Reincke

Chief Operating Officer, Chief Financial Officer and Director

Richard Reincke has extensive experience in managing public and private businesses. He has been the Chief Operating Officer, Chief Financial Officer, and a director of First Responder Products, Inc. since February 2005 and will continue to serve as a director until the next meeting of shareholders, at which time elections for directors will be held. From 2002 through September 2004 he was the Chief Operating Officer of Aegis Assessments, Inc., a wireless technology company specializing in communications products for first responders, and since September 2004 he has served as the acting President of that company. Since August 2007 he has been the sole director of Aegis, which is currently not a reporting company.

He is actively involved with the first responder community and has participated in a range of special training exercises with law enforcement, fire departments, National Guard Weapons of Mass Destruction (WMD) teams, corrections personnel and the National Institute of Justice/Office of Law Enforcement Technology Commercialization. He has also completed specialized instruction in WMD/Terrorism awareness for emergency responders from the National Emergency Response and Rescue Training Center. Mr. Reincke is a former member of the Association of Public Safety Communications Officials (APCO) and was also a member of ComCARE, a national advocacy organization for first responders. Mr. Reincke was a National Merit Scholar in 1975 and successfully completed training as an undergraduate at Marine Corps Officer Candidate School in Quantico, Virginia in 1976.

Steven Stubblefield

Chief Technology Officer

Mr. Stubblefield graduated from Cal State Fullerton with a Business degree in Management Information Systems. As the company's Chief Technology Officer, he is responsible for all engineering and technical operations, including technology strategy, engineering, architecture, site operations and customer support. He is also involved in product strategy. Prior to his employment with the company, Mr. Stubblefield was the Senior Software Developer for Aegis Assessments, Inc., a wireless technology company specializing in communication products for first responders. At Aegis, Mr. Stubblefield successfully oversaw development, support and maintenance of Aegis' information technology and architecture for the company's website, as well as providing technical customer support. His background includes experience building an enterprise level medical claims processing system at Office Ally. He also developed intranet web systems for Valence Semiconductor, Inc.

Michael C. Coskun

Vice President

Mr. Coskun graduated Magna Cum Laude from Arizona State University with a B.A. in political science. He most recently worked for the Leadership at the Arizona House of Representatives in Phoenix. His experience includes working for and lobbying various Congressmen, Senators, and State Representatives. Mr. Coskun is currently heading up First Responder Product’s competitive bidding department and spearheading several initiatives aimed at generating both publicity and significant revenue for the company that include building relationships with major defense contractors. Several of his initiatives are “green” initiatives targeted at the federal government and state government agencies, specifically California, relying on Executive orders and Federal Trade Commission Guidelines that require governments to make major purchases of “green” products.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF DIRECTORS

The right of the stockholders to sue any director for misconduct in conducting the affairs of the company is limited by the company’s Certificate of Incorporation, Bylaws and applicable statutory law to cases for damages resulting from breaches of fiduciary duties involving acts or omissions involving intentional misconduct, fraud, knowing violations of the law or the unlawful payment of dividends.  Ordinary negligence is not a ground for such a suit.  The statute does not limit the liability of directors or officers for monetary damages under the Federal securities laws.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the dompany pursuant to the foregoing provisions, the company has been informed that in the opinion of the United States Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Executive officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us during the year ended October 31, 2007, we believe that during such year our executive officers and directors have complied with all such filing requirements.

In September 2007 we issued 1,000,000 shares of our common stock to a consultant, Douglas G. Furth, which made him a greater than 10% stockholder. Mr. Furth did not file a Form 3 nor any Form 4s and has informed us that he is no longer a 10% stockholder. Our corporate counsel, John Haytol, has not filed his initial statement of ownership form, but has indicated that he intends to do so and has requested assistance from the company to obtain his EDGAR filing codes.

Code of Ethics

In order to participate in competitive bidding activities we are required to certify, from time to time, that we will not engage in fraud, collusion, or other dishonest or unethical conduct. In addition to these periodic certifications, we have adopted written standards designed to promote honest and ethical conduct by our officers, directors and employees, including but not limited to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. This was accomplished by resolution of our board of directors on January 15, 2008. We believe that our current Code of Ethics substantially complies with the rules promulgated under the Sarbanes-Oxley Act of 2002 and our board of directors have plans to engage counsel to assist us in adopting a code of ethics that fully complies with the rules promulgated under the Sarbanes-Oxley Act of 2002 as part of our general corporate compliance plan for the next year. We will provide any person, upon request to our corporate secretary and without charge, a copy of our written standards.

Since we currently have only two directors, we do not have any outside directors to provide oversight of these functions; however, we are investigating the costs for D&O insurance, which we believe will be necessary to obtain outside directors.

We do not currently have standing audit, nominating and compensation committees of the board of directors; the entire board currently consists of only two directors, who perform those functions. Our CEO, Eric Johnson, acts as our financial expert. We do not currently have procedures in place by which security holders may recommend nominees to our board of directors, but we plan to adopt such procedures at our next annual shareholders’ meeting.

ITEM 10.

EXECUTIVE COMPENSATION

Executive Compensation Summary

The Board of Directors has not appointed a compensation committee, and therefore executive compensation has been set by the existing Board of Directors, who are also officers of the company.

The following table sets forth the total compensation for the fiscal years ended October 31, 2007, 2006 and 2005, paid to or accrued for our chief executive officer and our other executive officers who provided services to us at October 31, 2007, 2006 and 2005.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Securities Underlying Options/SARs (#)
C Eric Johnson, CEO	2007	84,000			500,000 common
	2006	0.00	—	—	—
C	2005	0.00	—	—	—
Ri Richard Reincke	2007	55,000	—	—	500,000 common
C CFO, COO	2006	0.00	—	—	—
	2005	0.00	—	—	—
Steven Stubblefield	2007	75,000	—	—	150,000 common
CTO

Option Grants in Last Fiscal Year

	Individual Grants
	Number of Securities	Percent of Total Options	Exercise Price
Name	Underlying Options	Granted to Employees in Fiscal Year	($/Share)
Eric Johnson	500,000	25%	$1.00
Richard Reincke	500,000	25%	$1.00
Steven Stubblefield	150,000	7.5%	$1.00
Michael Coskun	50,000	2.5%	$1.00

Fiscal Year-End Option Values

The following table provides information on the value of each of our Named Executive Officer’s unexercised options at October 31, 2007, calculated based upon the closing price of our common stock as reported on the Over-the-Counter Bulletin Board on October 31, 2007 of $2.55 per share, less the per share exercise price, multiplied by the number of shares underlying such options.  Options are considered “in the money” if the fair market value of the underlying securities exceeds the exercise price of the options.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the Money Options at Fiscal Year-End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
ErEric Johnson	500,000	0	775,000	0
RiRichard Reincke	500,000	0	775,000	0
Steven Stubblefield	150,000	0	232,500	0
Michael Coskun	50,000	150,000	77,500	232,500

Compensation of Directors

Our directors do not currently receive any compensation for acting as a director.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management

The following table specifies the capital stock ownership of our officers, directors and key employees and consultants. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionee, and the percent of class owned in the table below is calculated assuming the exercise of all options exercisable within 60 days. Subject to community property laws, where applicable, the persons or entities named in the table below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Name of Beneficial Owner	Title of Class and Number of Shares Owned		Approximate Percent of Class
Eric Johnson, President; Chief Executive Officer; Chairman	Common	3,772,500	33%
Richard Reincke, Chief Financial Officer; Secretary; Director	Common	1,500,000	13%
Steve Stubblefield, Chief Technology Officer	Common	1,050,000	9%
Michael Coskun	Common	100,000	1%
John Haytol, Corporate Counsel	Common	500,000	4.5%
All officers, directors and key employees	Common	6,922,500	61%

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. There are currently no options, warrants or other stock rights held by our officers, directors or key employees.

Security ownership of certain beneficial owners. The table below specifies any person (including any "group") who is known to the small business issuer to be the beneficial owner of more than five percent of any class of the small business issuer's voting securities.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
common	Douglas G. Furth Group	1,000,000	10.5%
	6442 Dorset Lane, Solon, Ohio 44139
common	A+Z Investments LLC	608,333	6.4%
	5011 Meadowwood Mall Reno, NV 89502

Changes in control

Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan Information

We maintain the First Responder Products, Inc. 2007 Stock Option Plan pursuant to which we may grant equity awards to eligible persons.  The following table gives information about equity awards under the Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,250,000	$1.00	6,300,000
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	2,250,000	$1.00	6,300,000

1

The Plan was approved by written consent of a majority of the Company’s stockholders on March 12, 2007 by an action by written consent in lieu of a meeting.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Executive Officers and Directors

We do not have written employment agreements with our executive officers or directors. Officers receive a monthly salary and also entitled to participate in our stock option plan.

Indemnification Agreements

We will enter into indemnification agreements with each of our executive officers. We will agree to indemnify each such person for all expenses and liabilities, including criminal monetary judgments, penalties and fines, incurred by such person in connection with any criminal or civil action brought or threatened against such person by reason of such person being or having been our officer or director or employee. In order to be entitled to indemnification by us, such person must have acted in good faith and in a manner such person believed to be in our best interests. With respect to criminal actions, such person must have had no reasonable cause to believe his or her conduct was unlawful.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in that act and is, therefore, unenforceable.

Organization within last five years

Transactions with promoters

In February 2005, we issued 5,450,000 shares of our common stock in exchange for services related to our incorporation and initial business activities. The founders' shares were valued at par value, or $.001 per share, which represented the fair market value of our stock on the date of issuance.

The following individuals were issued founders' shares for the services indicated:

•

Eric Johnson, our president, chief executive officer and chairman, received 3,550,000 shares of our common stock for initial capitalization and services related to our incorporation. Specifically, Mr. Johnson assisted in the initial incorporation and helped formulate our business plan. His shares were valued at $.001 per share.

•

Mr. Reincke received 1,000,000 shares of our common stock for services related to our initial incorporation including assisting in the preparation and filing of documents related to our incorporation, general office duties, market research, and formulation of our business and marketing plans. His shares were valued at $.001 per share.

•

Steve Stubblefield, a consultant, received 900,000 shares of our common stock for software development services related to designing our e-commerce website, assisting in the formulation of our business plan and product identification and acquisition. His shares were valued at $.001 per share.

ITEM 13.

EXHIBITS

(a)

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description	Exhibit
3.1	Certificate of Incorporation dated February 15, 2005 *
3.2	Certificate of Amendment of Certificate of Incorporation dated April 21, 2005 *
3.3	Amended and Restated Certificate of Incorporation dated October 26, 2005*
3.4	Bylaws
10.1	Software Development Agreement *
10.2 10.3 10.4	Consulting Agreement, dated as of December 1, 2006, between the Registrant and Joseph King * Lease with Camidor Properties Amendment No. 1 to Lease with Camidor Properties
14	Code of Ethics
23	Consent of Moore & Associates Chartered	Filed herewith
31.1	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Previously filed as exhibits to our registration statement on Form SB-2, file number 3333-139751, filed December 29, 2006.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We received aggregate billings from auditor, Moore & Associates, for the audit of our annual financial statements for the fiscal year ending October 31, 2007 and for review of our quarterly statements through July 31, 2007. We incurred fees of $3, 300 from Moore & Associates for review of our quarterly statements of 2007 and of approximately $5,000.00 for the audit of our annual financial statements for the fiscal year ending October 31, 2007.

Audit Related Fees

There were no fees billed by our auditors in our last two fiscal years for professional services rendered in connection with assurance and related services that are reasonably related to the performance of an audit or review of our financial statements.

Tax Fees

There were no fees billed by our auditors in our last two fiscal years for tax compliance, tax advice, or any tax planning.

All Other Fees

There were no fees billed by our auditors in our last two fiscal years for products and services other than those reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2008	By:	/s/ Eric Johnson
Eric Johnson
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Johnson	Chief Executive Officer and Director	February 12, 2008
Eric Johnson	(Principal Executive Officer)

/s/Richard Reincke	Chief Financial Officer and Director	February 12, 2008
Richard Reincke	(Principal Financial Officer and Principal Accounting Officer)