Form 10QSB
period 2008-01-31
FIRST RESPONDER PRODUCTS INC
filed 2008-03-24
CIK 1365983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: January 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

First Responder Products Inc.

(Exact name of small business issuer as specified in its charter)

———————

Delaware	20-2721447
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

15455 N. Greenway-Hayden Loop, Suite C4

Scottsdale, Arizona 85260

(Address of Principal Executive Office) (Zip Code)

(480) 619-4747

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).		Yes	✓	No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of March 21, 2008 was approximately 9,572,800 shares of common stock, par value $.001.
———————
Transitional Small Business Disclosure Format (check one):		Yes	✓	No

INDEX TO FORM 10-QSB FILING

FOR THE PERIOD ENDED JANUARY 31, 2008

PART I- FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FIRST RESPONDER PRODUCTS, INC.

Balance Sheets

ASSETS

	January 31,	October 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$85,929	$65,663
Accounts receivable, net	102,607	179,399
Inventory	99,881	39,991
Total Current Assets	288,417	285,053
PROPERTY AND EQUIPMENT, net	38,982	41,191
TOTAL ASSETS	$327,399	$326,244
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$278,865	$241,742
Accrued interest payable	2,875	2,875
Note payable-related party, net of discount	783,870	560,336
Total Current Liabilities	1,065,610	804,953
LONG-TERM DEBT	-	-
TOTAL LIABILITIES	1,065,610	804,953
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
9,356,133 and 9,276,133 shares issued and outstanding, respectively	9,356	9,276
Additional paid-in capital	3,774,677	3,679,360
Stock subscription receivable	(325,000)	(325,000)
Deficit accumulated during the development stage	(4,197,244)	(3,842,345)
Total Stockholders' Equity (Deficit)	(738,211)	(478,709)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$327,399	$326,244

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

Statements of Operations

(Unaudited)

	For the Three Months
	Ended
	January 31,
	2008	2007
REVENUES	$150,878	$24,881
COST OF GOODS SOLD	105,001	18,277
GROSS PROFIT	45,877	6,604
OPERATING EXPENSES
Depreciation and amortization	2,451	557
General and administrative	360,848	183,636
Total Expenses	363,299	184,193
LOSS FROM OPERATIONS	(317,422)	(177,589)
OTHER INCOME (EXPENSES)
Interest expense	(37,570)	(1,689)
Interest income	93	122
Total Other Income (Expenses)	(37,477)	(1,567)
NET LOSS BEFORE INCOME TAXES	(354,899)	(179,156)
INCOME TAX EXPENSE	-	-
NET LOSS	$(354,899)	$(179,156)
BASIC LOSS PER SHARE	$(0.04)	$(0.02)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,316,133	7,924,717

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended
	January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(354,899)	$(179,156)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-
Common stock purchase options granted for services	13,931	-
Depreciation expense	2,451	557
Changes in operating assets and liabilities:
(Increase) in inventory	(59,890)	(19,537)
(Increase) in accounts receivable	76,792	-
Increase (decrease) in accounts payable and accrued expenses	37,123	(707)
Net Cash Used by Operating Activities	(284,492)	(198,843)
CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(242)	(3,037)
Net Cash Used by Investing Activities	(242)	(3,037)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related parties	(50,000)	(89,700)
Borrowings from related parties	275,000	-
Common stock issued for cash	80,000	63,000
Net Cash Provided by Financing Activities	305,000	(26,700)
NET INCREASE (DECREASE) IN CASH	20,266	(228,580)
CASH AT BEGINNING OF PERIOD	65,663	280,831
CASH AT END OF PERIOD	$85,929	$52,251
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid For:
Interest	$17,963	$-
Income taxes	-	-
Non Cash Financing Activities:
Common stock issued for debt	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

Notes to Financial Statements

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements. The results of operations for the periods ended January 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended January 31, 2008, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Our material cash expenditures have been expenses relating to purchasing inventory; shipping and other costs associated with our sales and fulfillment activities; general and administrative expenses, including payroll expenses and office rent; advertising expenses; travel, lodging, shipping costs and exhibition fees relating to our participation in trade shows; and accounting and legal fees relating to our reporting obligations.

We must raise additional capital during the next 12 months to fully implement our business plan and continue our growth, and to fund fulfillment of government contracts. We may attempt to raise the necessary funds through a combination of debt or equity financing or from venture capital sources. We cannot guarantee that we will be able to raise any additional funds over the next 12 months.

Results of Operations

We currently operate three e-commerce websites: www.firstresponderproducts.com, www.certproducts.com and www.securitysurplus.com; we also bid on contracts let by government agencies. Revenues for the three months ended January 31, 2008 were $150,878, as compared with revenues of $24,881 for the three months ended January 31, 2007. The increase in revenues was due to (i) increased website traffic, a consequence of both advertising and word-of-mouth in the military, first responder and consumer communities, and (ii) a significant increase in our competitive bidding activities for the period ended January 31, 2008 when compared to the corresponding period in 2007.

Our cost of goods sold for the three months ended January 31, 2008 were $105,001, for a gross profit of $45,877, as compared with cost of goods sold for the corresponding period in 2007 at $18,277, for a gross profit of $6,604, during the three months ended January 31, 2007.

We have incurred losses since our inception. Our net loss was $354,899 for the three-month period ended January 31, 2008, as compared to $179,156 for the same period for the prior year. Cash at the end of the period was $85,929, as compared with $52,251 at the end of the corresponding period in 2007. Our accounts receivable at January 31, 2008 were $102,607 with inventory of $99,881.

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

Alexa Internet, Inc. is a subsidiary of Amazon.com that provides ranking information on website traffic. We have been very successful in increasing our Alexa rating over the past six months, and we are advertising and promoting our websites in a variety of ways. Over the next 12 months we will continue to gather significant information about our customer base, which will allow us to adjust our product line. We have also initiated targeted marketing campaigns to Community Emergency Response Teams to raise awareness of our products in that community.

Trends in the Homeland Security Industry

On February 1, 2008, The Department of Homeland Security announced the release of application guidance for awards of more than $3 billion in grants to states, territories, urban areas, and transportation authorities for 14 federal grant programs whose collective purpose is to strengthen prevention, protection, response and recovery capabilities at all levels of government. The DHS uses the application guidance to set strategic priorities that support President Bush's National Homeland Security Strategy and align with the DHS's National Preparedness Guidelines and the recently released National Response Framework. Fiscal Year (FY) 2008 grant programs will provide $376.3 million more than last year to enhance the nation’s ability to prevent, protect against, respond to and recover from terrorist attacks, major disasters and other emergencies. This includes the DHS's two largest grant programs: the Homeland Security Grant Program (HSGP) totaling $1.69 billion and the Infrastructure Protection Program (IPP) totaling $852.4 million.

Homeland Security Secretary Michael Chertoff stated that the DHS was urging grant applicants to prioritize preparedness planning and counter Improvised Explosive Device, or IED, threats. Since its inception, the DHS has administered $22.7 billion in federal grants to states, territories, urban areas, and transportation authorities. Guidance on all 14 grant programs is being released simultaneously to allow applicants more time to plan and apply for funding, as well as more rapidly begin implementing security measures. Additionally, as part of the recommendations of the Post Katrina Emergency Management Reform Act, the DHS’s regional offices will have an enhanced role in administering grant programs. IPP applications are due to the department no later than March 17, 2008, and HSGP applications are due May 1, 2008.

Some of the grant program allocations for 2008 are:

Homeland Security Grant Program (HSGP) - $1.69 billion

HSGP is a wide-reaching program that funds planning, organization, equipment, training, and exercise activities in support of the National Preparedness Guidelines and related plans and programs, such as the National Incident Management System (NIMS), National Response Framework (NRF), and the National Infrastructure Protection Plan (NIPP). This year, 25 percent of the overall funding must address preparedness planning and mitigating the threat of improvised explosive devices. Tier I and II urban areas will be eligible to use up to 25 percent of UASI funds to support counterterrorism personnel costs and states may use up to 15 percent of SHSP funds for counterterrorism personnel costs. This responds to the needs of cities, giving them additional flexibility in how they choose to use the funding, provided it meets DHS criteria. HSGP includes:

State Homeland Security Program (SHSP) - $862.9 million. SHSP supports building and sustaining capabilities at the state and local levels through planning, equipment, training, and exercise activities and helps states to implement the strategic goals and objectives included in state homeland security strategies. SHSP provides funding to all 56 states and territories based on a combination of formula, risk, and effectiveness.

Urban Areas Security Initiative (UASI) - $781.6 million. UASI addresses the unique multi-disciplinary planning, operations, equipment, training, and exercise needs of high-threat, high-density urban areas. This program provides funding to high-risk urban areas based on risk and effectiveness.

Law Enforcement Terrorism Prevention Activities. In addition, the department is directing that at least 25 percent of funds allocated from both SHSP and UASI build state and local law enforcement terrorism prevention capabilities.

Metropolitan Medical Response System (MMRS) - $39.8 million. MMRS assists designated metropolitan areas to sustain and further enhance regionally integrated all-hazards mass casualty preparedness and response capabilities to achieve: progress in meeting designated target capabilities; increased integration with statewide mass casualty initiatives and capabilities; and effective coordination with mutually supportive program guidance from the

Department of Health and Human Services and other relevant federal agencies. This program provides funding on a formula basis to 124 MMRS jurisdictions.

Citizen Corps Program (CCP) - $14.5 million. CCP supports Citizen Corps Councils in efforts to engage citizens in personal preparedness, exercises, ongoing volunteer programs, and surge capacity response, in order to better prepare citizens to be fully aware, trained, and practiced on how to prevent, protect/mitigate, prepare for, and respond to all threats and hazards. This program provides funding on a formula basis to all 56 states and territories.

Infrastructure Protection Program (IPP) - $852.4 million

IPP supports specific activities to protect critical infrastructure, such as ports, mass transit, highways, rail and transportation. IPP grants fund a range of preparedness activities, including strengthening infrastructure against explosive attacks, preparedness planning, equipment purchase, training, exercises, and security management and administration costs. IPP is comprised of five separate grant programs:

Transit Security Grant Program (TSGP) - $388.6 million. TSGP supports sustainable, risk-based efforts to protect critical transit infrastructure from terrorism, especially explosives and non-conventional threats that would cause major disruption to commerce and significant loss of life. Funding is provided to owners and operators of the nation’s critical transit infrastructure, including rail, intra-city bus, ferry systems, and Amtrak. For the highest risk urban areas, this funding is provided as a regional allocation; for other urban areas, funding is awarded on a competitive basis.

●

TSGP to intra-city systems - $348.6 million. TSGP provides funding to owners and operators of transit systems, which include intra-city bus, rail, and ferry systems, focused on employee training, infrastructure protection (e.g. intrusion detection, hardening of tunnel ventilation and drainage systems) and deterrence activities like canine teams. Eligible systems and the amount of funding available to those systems is based on a formula that includes ridership, track miles, number of stations, and threat.

●

Intercity Passenger Rail Security - $25 million. TSGP provides funding to Amtrak to harden underground and underwater track and tunnels against improvised explosive devices, or IEDs; train key employees in counter-terrorism; and expand visible deterrence activities.

●

Freight Rail Security - $15 million. TSGP provides funding to freight railroad carriers and owners of railroad cars used in the transportation of Security-Sensitive Material (SSM) to improve freight rail security. Funds may be used to conduct vulnerability assessments, develop security plans, and security awareness and emergency response training for frontline employees.

Port Security Grant Program (PSGP) - $388.6 million. PSGP supports sustainable, risk-based efforts to enhance access control and credentialing, protect against IED and other non-conventional attacks, and conduct disaster-response scenarios. PSGP funds are awarded on the basis of risk and competition to eligible ports, as well as eligible ferry systems.

Buffer Zone Protection Program (BZPP) - $48.5 million.  BZPP supports the development and implementation of Buffer Zone Plans for preventing and protecting the perimeter of critical infrastructure sites, including chemical facilities, nuclear and electric power plants, dams, stadiums, arenas and other high-risk areas from terrorist site surveillance or attacks with a focus on public-private partnership and fusion center coordination. This program provides funding to states and territories with eligible critical infrastructure and key resource (CI/KR) sites.

Trucking Security Program (TSP) - $15.5 million. TSP provides funding to identify and recruit highway professionals (carriers, drivers, first responders, highway workers) to actively participate in an anti-terrorism and security awareness program, as well as implement program training and 24/7 call center support.

Intercity Bus Security Grants (IBSGP) - $11.1 million. IBSGP focuses on vulnerability assessments, security plans and preparedness exercises for explosives and non-conventional threats. Program priorities include facility, driver and vehicle security enhancements; emergency communications technology; coordinating with local police and emergency responders; training and exercises; and passenger and baggage screening programs in defined UASI service areas. IBSGP provides funding competitively to eligible charter and fixed route intercity bus systems servicing UASI urban areas.

Emergency Management Performance Grants (EMPG) - $291.4 million. EMPG is a cost-share program that assists state and local governments in sustaining and enhancing the effectiveness of their emergency management programs. This program provides funding on a formula basis to all 56 states and territories, as well as the Federated States of Micronesia and the Republic of the Marshall Islands.

Operation Stonegarden Grants (OPSG) - $60 million. OPSG is an element of the FY 2008 State Homeland Security Grant Program. OPSG funds land border jurisdictions’ efforts to improve border security, encourage local operational objectives and capabilities to enhance federal and state Homeland Security strategies, and improve capabilities required for border security and protection.

Regional Catastrophic Preparedness Grant Program (RCP) - $60 million. RCP provides funding to advance catastrophic incident preparedness to Tier I and designated Tier II Urban Areas Security Initiative (UASI) Jurisdictions. The goal of RCP is to support an integrated planning system that enables regional all-hazard planning for catastrophic events and the development of necessary plans, protocols, and procedures to manage a catastrophic event.

●

Tier 1: Chicago, Houston, Los Angeles/Long Beach, National Capital Region, Jersey City/Newark, New York, San Francisco Bay Area

●

Tier 2: Boston, Honolulu, Norfolk, Seattle

Urban Areas Security Initiative Nonprofit Security Grant Program (UASI-NSGP) - $15 million

UASI-NSGP provides funding to support target-hardening activities by nonprofit organizations that are considered at high risk for international terrorist attack. While this funding is provided specifically to high-risk nonprofit organizations, the program seeks to integrate nonprofit preparedness activities with broader state and local preparedness efforts. Nonprofit organizations that are at high risk of international terrorist attack and are located within one of the specific UASI-eligible urban areas must apply to the SAA for funds.

The 2008 risk assessment methodology has been revised to reflect input from the 9/11 Commission Act, including the use of Metropolitan Statistical Areas. As the DHS invests in all-hazards capabilities across the nation, the DHS believes that this updated grant process will further manage risk and close capability gaps.

Looking even further ahead, President Bush’s fiscal year 2009 budget request for the Department of Homeland Security (DHS) represents $50.5 billion in funding, which is an increase of 6.8 percent over the 2008 fiscal year level – excluding funds provided in emergency supplemental funding.

Trends in Arizona

Federal homeland security funds are intended to enhance the protection of Arizona’s residents and critical infrastructure from potential terrorist attacks and other significant hazards. Although the primary focus of federal homeland security dollars continues to be terrorism prevention and response, these funds may be used to prepare for and respond to all emergency and disaster situations, whether terrorist incidents or natural disasters such as floods and wildfires.

Arizona’s homeland security projects dovetail with the seven national priorities as identified by the U.S. Department of Homeland Security (DHS). These priorities include:

●

Implement the National Incident Management System and National Response Plan (NRP)

●

Expand Regional Collaboration

●

Implement the Interim National Infrastructure Protection Plan (NIPP)

●

Strengthen Information Sharing and Collaboration Capabilities

●

Strengthen Interoperable Communications Capabilities

●

Strengthen CBRNE Detection, Response and Decontamination Capabilities

●

Strengthen Medical Surge and mass Prophylaxis Capabilities

In Arizona, eighty percent of federal homeland security grants fund local and regional projects. The State has also dedicated grant funds to enhance protection and response capabilities statewide.

Priority projects in Arizona include:

●

Personal Protective Equipment for First Responders . One of Arizona’s priority homeland security initiatives is providing its firefighter, police, emergency managers, public safety personnel and other first responders with the equipment they need to safely enter dangerous situations.

●

Rapid Response Teams. Arizona has used federal funding to train and equip Rapid Response Teams. Strategically located throughout the state Arizona’s 11 RRTs can provide immediate incident response to support local response efforts. RRT members are trained to work with hazardous materials and bomb units, and perform technical rescue operations.

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

We will need significant infusions of additional capital.

During the last fiscal year we have relied primarily on loans to obtain the funding necessary to operate the business. Our revenues from operations for the quarter ended January 31, 2008 have increased significantly when compared to the corresponding quarter in 2007, but are still not sufficient to fund our operations entirely. Based upon our current cash reserves and forecasted operations, including our continuing and forecasted growth and expansion in both facilities and personnel, we will need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

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

The rapid execution necessary for us to fully exploit the market for our products and services requires an effective planning and management process. We have experienced rapid growth over the previous fiscal year and anticipate the potential for continued significant growth over the next fiscal year. That growth will place a significant strain on our managerial, operational and financial resources. Our ability to manage our business effectively will require us to continue to implement and improve our operational, financial and management information systems and to attract, identify, train, integrate and retain qualified personnel. These demands will require the addition of new management personnel and the development of additional expertise by existing management. Our success depends to a significant extent on the ability of our officers to operate effectively, both independently and as a group. The loss of services of any executive officers or key personnel could have a material adverse effect on our business, revenues, results of operations or financial condition.

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

Shares of our common stock are "penny stocks”.

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

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

We have not paid and do not currently plan to pay dividends on our common stock.

Some investors favor companies that pay dividends on their common stock, particularly in general downturns in the stock market. We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth, and we do not currently anticipate paying cash dividends on our common stock in the foreseeable future.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Act”), we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

The company has experienced significant growth during the past year, which has resulted in both increased revenues and increased complexity in its financial reporting obligations. The role of management in evaluating internal controls over financial reporting has also expanded, as reflected in interpretive guidance published by the SEC and effective June 27, 2007. Due to this expansion in both its operations and its reporting requirements, the company is reorganizing its management structure and is currently evaluating additions to its management team.

The company does not currently have standing audit, nominating and compensation committees of the board of directors; the entire board currently consists of only two directors, who perform those functions. Effective March 21, 2008, Eric Johnson has resigned as our President and Chief Operating Officer in order to concentrate on his duties as Chairman of our Board of Directors. Mr. Johnson will focus on the company’s long-term financial strategies, including potential mergers and acquisitions, as well as shaping the company’s investor relations program. Mr. Johnson will also implement the company’s plan for expanding its Board of Directors to include outside directors, and for working with the entire Board to establish more stringent oversight mechanisms for the company’s financial reporting.

Richard Reincke has been appointed as the company’s new President and Chief Executive Officer, and will be responsible for supervising the day-to-day operations of the company’s ecommerce websites and competitive bidding activities, as well as managing issues relating to marketing, sales, and personnel. He will also implement board decisions and initiatives and will report directly to the Chairman and the Board of Directors.

Michael Coskun has been promoted to Vice President, heading up the company’s competitive bidding department and spearheading initiatives aimed at generating both publicity and significant revenue for the company that include building relationships with both defense contractors and manufacturers. Several of his initiatives are “green” initiatives targeted at federal and state government agencies, relying on Executive orders and Federal Trade Commission Guidelines that require governments to make major purchases of environmentally-friendly products. Steven Stubblefield remains the company’s Chief Technology Officer.

ITEM 6.

EXHIBITS

(a)

The following exhibits are attached to this Quarterly Report:

Exhibit Number	Description

31.1	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 21, 2008

First Responder Products Inc.

By:	/s/ Richard Reincke
Richard Reincke
Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002