Form 10QSB
period 2008-04-30
FIRST RESPONDER PRODUCTS INC
filed 2008-06-23
CIK 1365983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: April 30, 2008
or

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

(480) 619-4747

(issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of June 23, 2008 was approximately 10,500,000 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No  ☒

INDEX TO FORM 10-QSB FILING

FOR THE PERIOD ENDED APRIL 30, 2008

TABLE OF CONTENTS

Page

PART I.
FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Balance Sheets as of April 30, 2008

3

Statements Of Operations for the Three Month Periods Ended April 30, 2008
and April 30, 2007

4

Statements Of Stockholders' Equity (Deficit)

5

Statements Of Cash Flows for the Three Month Periods Ended April 30, 2008
and April 30, 2007

6

Notes To The Condensed Financial Statements

7

Item 2

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

8

Item 3.

Controls And Procedures

14

PART II
OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 4.

Submission Of Matters To A Vote Of Security Holders

15

Item 5.

Other Information

15

Item 6.

Exhibits

16

Signatures

17

PART I- FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FIRST RESPONDER PRODUCTS, INC.

BALANCE SHEETS

	April 30, 2008	October 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$29,668	$65,663
Accounts receivable, net	122,276	179,399
Inventory	166,322	39,991

Total Current Assets	318,266	285,053

PROPERTY AND EQUIPMENT, net	37,030	41,191

TOTAL ASSETS	$355,296	$326,244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$359,492	$241,742
Accrued interest payable	3,188	2,875
Note payable-related party, net of discount	1,016,935	560,336

Total Current Liabilities	1,379,615	804,953

LONG-TERM DEBT	—	—

TOTAL LIABILITIES	1,379,615	804,953

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 9,356,133 and 9,276,133 shares issued and outstanding, respectively	9,356	9,276
Additional paid-in capital	3,774,677	3,679,360
Stock subscription receivable	(325,000)	(325,000)
Deficit accumulated during the development stage	(4,483,352)	(3,842,345)

Total Stockholders' Equity (Deficit)	(1,024,319)	(478,709)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$355,296	$326,244

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007

REVENUES	$194,517	$49,149	$345,395	$74,030

COST OF GOODS SOLD	127,567	31,091	232,568	49,368

GROSS PROFIT	66,950	18,058	112,827	24,662

OPERATING EXPENSES

Depreciation and amortization	2,451	558	4,902	1,115
General and administrative	330,475	285,338	691,323	468,974

Total Expenses	332,926	285,896	696,225	470,089

LOSS FROM OPERATIONS	(265,976)	(267,838)	(583,398)	(445,427)

OTHER INCOME (EXPENSES)

Interest expense	(20,170)	(2,178)	(57,740)	(3,867)
Interest income	38	184	131	306

Total Other Income (Expenses)	(20,132)	(1,994)	(57,609)	(3,561)

NET LOSS BEFORE INCOME TAXES	(286,108)	(269,832)	(641,007)	(448,988)
INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(286,108)	$(269,832)	$(641,007)	$(448,988)

BASIC LOSS PER SHARE	$(0.03)	$(0.04)	$(0.07)	$(0.07)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,356,133	6,720,050	9,336,133	6,688,550

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

				Additional Paid-In Capital	Additional Paid-In Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance, October 31, 2006	6,573,300	$		$1,092,500	$—	$(956,450)	$142,623

Common stock issued for cash at $1.00 per share	1,029,500		1,030	1,028,470	(325,000)	—	704,500

Fair value of warrants	—		—	78,271	—	—	78,271

Beneficial conversion feature of convertible debt	—		—	41,792	—	—	41,792

Common stock issued for debt at $0.30 per share	333,333		333	99,667	—	—	100,000

Common stock issued for services at $1.00 per share	1,340,000		1,340	1,338,660	—	—	1,340,000

Net loss for the year ended October 31, 2007	—		—	—	—	(2,885,895)	(2,885,895)

Balance, October 31, 2007	9,276,133		9,276	3,679,360	(325,000)	(3,842,345)	(478,709)

Beneficial conversion feature of convertible debt	—		—	15,397	—	—	15,397

Common stock issued for services at $1.00 per share	80,000		80	79,920	—	—	80,000

Net loss for the six months ended April 30, 2008	—		—	—	—	(641,007)	(641,007)

Balance, April 30, 2008	9,356,133		$9,356	$3,774,677	$(325,000)	$(4,483,352)	$(1,024,319)

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended April 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(641,007)	$(448,988)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible debt	6,599	—
Common stock purchase options granted for services	15,397	78,271
Depreciation expense	4,902	1,115
Changes in operating assets and liabilities:
(Increase) in inventory	(126,331)	(51,489)
(Increase) in accounts receivable	57,123	(1,039)
Increase (decrease) in accounts payable and and accrued expenses	118,063	41,955

Net Cash Used by Operating Activities	(565,254)	(380,175)

CASH FLOWS FROM INVESTING ACTIVITIES

Property and equipment purchased	(741)	(23,482)

Net Cash Used by Investing Activities	(741)	(23,482)

CASH FLOWS FROM FINIANCING ACTIVITIES

Repayment to related parties	(50,000)	(121,821)
Borrowings from related parties	500,000	100,000
Common stock issued for cash	80,000	230,500

Net Cash Provided by Financing Activities	530,000	208,679

NET INCREASE (DECREASE) IN CASH	(35,995)	(194,978)

CASH AT BEGINNING OF PERIOD	65,663	280,831

CASH AT END OF PERIOD	$29,668	$85,853

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For:
Interest	$32,026	$8,740
Income taxes	—	—
Non Cash Financing Activities:
Common stock issued for debt	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

FIRST RESPONDER PRODUCTS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2008 AND OCTOBER 31, 2007

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements. The results of operations for the periods ended April 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended April 30, 2008, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Management’s Discussion and Analysis of financial condition and results of operations

In July 2008 the Company will be changing its name to “GWS Technologies, Inc.” to reflect the Company’s decision to focus more of its resources on providing environmentally friendly products and alternative energy solutions to the government and consumer markets. Despite a new emphasis on these “green” product lines, the Company will continue to operate its homeland security and emergency product ecommerce business operations under the fictitious names “First Responder Products”, “CERT Products” and “Security Surplus”. Those operations include the distribution of products from a variety of established manufacturers and also the introduction of new product lines. Sales are made through a combination of bidding on government contracts, directed sales efforts to large commercial entities, and sales to public safety agencies, commercial end users and consumers via the Internet.

The eco-friendly product lines include consumer products based on alternative energy technologies, including wind and solar. The homeland security and emergency product lines include personal protection equipment; chemical, biological and radiological detection equipment; decontamination equipment; tactical equipment; training equipment, such as the Blue Gun line of products; terrorism response and mitigation software and hardware solutions; and home security products for consumers.

GWS Technologies, Inc. anticipates providing its customers with solar-power systems and wind-powered, renewable energy generation solutions ranging from handheld devices that can power an iPod to large vertical wind turbines that can power a building. These renewable energy solutions provide both environmental benefits and energy security. The United States currently relies heavily on coal, oil, and natural gas for its energy. These fossil fuels are nonrenewable, finite resources that will eventually dwindle, becoming too expensive or too environmentally damaging to retrieve. In contrast, renewable energy resources – such as wind and solar energy – are constantly replenished and will never run out.

 “Ethical consumerism” is on the rise as more marketers, retailers, and consumers realize that their actions have ethical, social, and environmental consequences. Consumers increasingly are shopping with their conscience, say experts, who note the rapid growth in sales of organic, local, humane, Fair Trade, and eco-friendly goods. GWS hopes to capitalize on the wave of emerging environmental regulations, and government-wide “green” initiatives, that are changing the way consumers, the commercial sector, and even governments, do business.

Environmentally preferable means "products or services that have a lesser or reduced effect on human health and the environment when compared with competing products or services that serve the same purpose.” The Environmental Protection Agency's Environmentally Preferable Purchasing Program, or EPP, started in 1993 after the signing of Executive Order 12873, and continues today under Executive Order 13423. The program was originally created with the purpose of using the federal government's enormous buying power to stimulate market demand for green products and services. The United States federal government is one of the world's largest consumers, with total spending estimated at $350 billion for goods and services each year. Therefore, the federal government’s purchasing power exerts a tremendous influence on which products and services are available in the national marketplace. The Environmentally Preferable Purchasing Program works to ensure that federal government's buying power is working to the greatest extent possible to increase availability of environmentally preferable products, which in turn minimizes environmental impacts. Management believes that the adoption of EPP by states, counties and municipalities will result in increased opportunities for GWS Technologies’ “green” product lines.

Liquidity and capital resources

Results of Operations

Our material cash expenditures have been expenses relating to purchasing inventory; shipping and other costs associated with our sales and fulfillment activities; general and administrative expenses, including payroll expenses and office rent; and accounting and legal fees relating to our reporting obligations. During the last quarter we have significantly reduced our advertising expenditures, which has resulted in a decrease in our Internet sales.

We currently operate four e-commerce websites: www.firstresponderproducts.com, www.certproducts.com, www.securitysurplus.com, and www.greenwindsolar.com. We also bid on contracts let by government agencies. Revenues for the three months ended April 30, 2008 were $194,517, as compared with revenues of $49,149 for the three months ended April 30, 2007. The increase in revenues was due to a significant increase in our competitive bidding activities for the period ended April 30, 2008 when compared to the corresponding period in 2007. We have approximately $315,000 in contract awards that we are currently unable to fulfill because we do not have purchase order and accounts receivable financing. We are presently negotiating for such financing but there can be no assurance that we will be able to obtain all or part of the financing necessary to fulfill these contracts.

Our cost of goods sold for the three months ended April 30, 2008 were $127,567, for a gross profit of $66,950, as compared with cost of goods sold for the corresponding period in 2007 at $31,091, for a gross profit of $18,058, during the three months ended April 30, 2007.

We have incurred losses since our inception. Our net loss was $265,976 for the three-month period ended April 30, 2008, as compared to $267,838 for the same period for the prior year. Cash at the end of the period was $29,668, as compared with $65,663 at the end of the corresponding period in 2007. Our accounts receivable at April 30, 2008 were $122,276 with inventory of $166,322.

Risk Factors

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report. The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock.

Our continuation as a going concern is in doubt and we may be forced to cease business operations unless we can generate more profitable operations in the future.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since the inception of the company, we have relied on loans from shareholders and officers, the sale of our equity securities, debt financing, and limited revenues to fund our operations. We have incurred losses since our inception and we continue to incur legal, accounting, and other business and administrative expenses. Moreover, although we are making gross profits on Internet product sales and competitive bidding contracts, we need to do a higher volume of profitable business in order to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our lack of financing resources for large competitive bid awards has resulted in difficulties in meeting pending competitive bid award orders and in timely fulfilling Internet orders. If we cannot raise additional capital to meet our obligations, we will be insolvent and will cease business operations. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are not sufficient to finance our current business operations. Our revenues from operations for the quarter ended April 30, 2008 have increased significantly when compared to the corresponding quarter in 2007, but are still not sufficient to fund our operations entirely. The rapid growth we have experienced over the previous fiscal year, coupled with the failure of the company to receive funding it anticipated, has created significant cash flow problems for the company. As we moved from primarily an ecommerce company to realizing an increased portion of our revenues from competitive bidding activities, our cash flow needs increased significantly, and we increased our commitments to suppliers and to our landlord based on representations from third parties that funding for these increased activities would be provided to the company in a timely manner. That did not occur, and we have been delinquent in paying many of our key suppliers and other important financial obligations.

If we fail to arrange for sufficient purchase order, accounts receivable and inventory financing, as well as capital for ongoing operating expenses, in a timely basis in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. The debt financing we have incurred must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Because management does not have any technical experience in the alternative energy sector, our business has a higher risk of failure.

While our management has experience in product distribution, it does not have technical training in the field of alternative energy, or in solar or wind energy technologies. As a result, we may not be able to recognize and take advantage of new product or other opportunities in the alternative energy sector without the assistance of new employees or qualified consultants. Management may not be fully aware of the specific requirements related to product development and distribution in the alternative energy field and therefore our new focus on alternative energy and eco-friendly products and technologies may not be successful.

If we are unable to employ and retain qualified employees and consultants, our business will fail.

Competition for qualified employees in the emerging alternative energy and eco-friendly products industries is intense, and our future success depends, in part, upon our ability to attract, retain and motivate highly skilled employees. Our present management has no experience in the alternative energy industry. Attracting qualified employees will require us to offer competitive compensation packages, including stock options which are perceived to have some value. Moreover, managing the integration of new personnel could pose significant risks to our development and progress. The addition of such personnel may result in significant changes in our utilization of cash resources and our management structure. There is no assurance that we will be able to attract, train, retain or motivate highly qualified technical and managerial personnel in the future.

Our president has been deferring significant portions of his salary because of our cash flow difficulties and cannot continue to work without being fully compensated indefinitely. Additionally, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and results of operations.

The rapid growth we have experienced over the previous fiscal year, coupled with the failure of the company to receive funding it anticipated, resulted in a rapid expansion of both our workforce and our facilities, then a scaling back due to cash flow problems. This volatility in our employee base has placed a significant strain on our managerial, operational and financial resources.

Because we do not have an audit or compensation committee, shareholders will have to rely on the board of directors, which is composed of only two directors who are not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by the board of directors as a whole. The two members of the board of directors are not independent directors. Thus, there is a potential conflict in that the board member who is management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

The trading price of our common stock historically has been volatile and may not reflect its value.

The trading price of our common stock has fluctuated widely since it was listed for quotation on the OTC Bulletin Board. During the last twelve months our stock has traded at a low of $0.06 and a high of $2.60. The trading price may be affected by a number of factors including our operating results, general economic conditions, market demand for our common stock, and various other events or factors both in and out of our control, including concerted efforts by a group of shareholders buying and selling our common stock to intentionally inflate, or reduce, trading price and volume (see the disclosure set forth in Part II, Item 1 below regarding legal action by the company to address this problem). In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

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

The market for products in the alternative energy and emerging eco-friendly, “green” industry sectors is characterized by rapid technological advances, evolving standards in technology and frequent new product and service introductions and enhancements. Possible short life cycles for products we sell may necessitate high levels of expenditures for continually selecting new products and discontinuing the sale of obsolete product lines. To obtain a competitive position, we must continue to introduce new products and new versions of existing products that will satisfy increasingly sophisticated customer requirements and achieve market acceptance. We must also expend considerable time and effort in content management on our ecommerce websites to ensure that discontinued or obsolete products are deleted from our sites in a timely manner. Our inability or failure to position and/or price our new or existing products competitively, in response to changes in evolving standards in technology, could have a material adverse effect on our business, results of operations or financial position.

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

Keeping in compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, will require an increased amount of management time and company resources. Among other things, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Act”), we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

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

Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations described above, our principal executive officer (who is also currently our principal financial officer) has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report; provided, however, that the company currently has only two directors, neither of whom is an outside director, which does not allow the company to have an outside director on its audit or compensation committees. The Board of Directors is currently considering qualified candidates for appointment to the Board as outside directors.

Our principal executive officer and principal financial officer is not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-QSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On May 27, 2008, the Company filed a complaint in the United States District Court, Central District of California, against Douglas G. Furth individually and allegedly dba Millennium Consulting Group, Inc., a defunct Ohio corporation; Mark Fixler; JAG Enterprises, LLC; Michel Attias; Brendon Attias; Timothy Garlin; and various DOE defendants for disgorgement of short-swing profits in violation of the Securities Exchange Act of 1934, Section 16(b) and for recovery of damages for fraud and deceit. The amount of defendants’ short-swing profit liability is unknown at this time but the Company intends to engage in expedited discovery to determine defendants’ trading profits which, by statute, must be returned to the Company. The Company anticipates amending its Complaint if and when other claims are revealed against these and other defendants.

The Company is a named defendant in an action pending in Ohio State court. The action was filed in May 2008 by Plaintiff JAG Enterprises, LLC. The action claims the Company allegedly breached the payment terms of a promissory note in the amount of $175,000.00. The Company has filed a request to remove that action to federal court and may seek to consolidate the action with the controlling federal action it has filed in United States District Court, Central District of California, against JAG Enterprises, LLC and other defendants (see above). As specified in its federal action, the Company believes it is not liable to this Plaintiff and intends to vigorously defend its legal position.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Board of Directors adopted a resolution on May 15, 2008 recommending to the stockholders of the Company that the Company’s Certificate of Incorporation be amended in order to provide for (i) a name change, and (ii) a reverse stock split of the Company's issued and outstanding shares of Common Stock. On May 25, 2008 stockholders collectively holding a majority of the voting power of the Company’s Common Stock, approved, by written consent pursuant to Section 228 of the Delaware General Corporation Law, (i) an amendment to our Certificate of Incorporation to change the Company’s name from “First Responder Products Inc.” to “GWS Technologies, Inc.” (the “Name Change” ); and (ii) a reverse stock split of the Company’s Common Stock at a specific ratio, ranging from a minimum ratio of one-for-five to a maximum ratio of one-for-twenty, to be determined by the Board of Directors, in its sole discretion, at any time within a six month period from the Record Date (the “Reverse Split). The written consent also approved any corporate actions necessary by the officers of the Company to obtain a new trading symbol and CUSIP number for the Common Stock.

The Board of Directors also approved the repricing of all outstanding employee stock options to purchase shares of our Common Stock currently outstanding under the First Responder Products Inc. 2007 Stock Option Plan. On May 25, 2008 a majority of the shareholders approved the new exercise price of these options, which will be set at $0.10, which is higher than the closing sale price of our Common Stock on the OTC Bulletin Board from May 15, 2008 to the present. TThe repricing provides an opportunity to motivate our employees and directors to create stockholder value. By realigning the exercise prices of previously-granted employee stock options with the current value of our Common Stock, we believe that our equity compensation awards will again become an important tool to help retain our employees and motivate them to continue to create stockholder value. In addition, the repricing allows us to conserve cash resources and does not result in additional outstanding stock options. If the Reverse Stock Split is effected, the Board will appropriately adjust the exercise price, grant price or purchase price relating to any outstanding option award. All adjustments will be done in a manner to prevent the dilution or enlargement of the rights of grantees.

ITEM 5.

OTHER INFORMATION

None

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

FIRST RESPONDER PRODUCTS INC.

Date: June 23, 2008	By:	/s/ RICHARD REINCKE
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002