Form 10QSB
period 2008-07-31
GWS Technologies, Inc.
filed 2008-09-22
CIK 1365983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: July 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number:

———————

GWS Technologies, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	20-2721447
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

15455 N. Greenway-Hayden Loop, Suite C4, Scottsdale, Arizona 85260

(Address of Principal Executive Office) (Zip Code)

(480) 619-4747

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s common equity outstanding as of September 19, 2008 was approximately 11,100,000

shares of common stock, par value $.001. Transitional Small Business Disclosure Format (Check one):		Yes	✓	No

INDEX TO FORM 10-QSB FILING

FOR THE PERIOD ENDED JULY 31, 2008

1

PART I- FINANCIAL INFORMATION

ITEM  1.

FINANCIAL STATEMENTS

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Balance Sheets

ASSETS
	July 31,	October 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$13,607	$65,663
Accounts receivable, net	94,458	179,399
Inventory	93,666	39,991

Total Current Assets	201,731	285,053

PROPERTY AND EQUIPMENT, net	34,977	41,191

TOTAL ASSETS	$236,708	$326,244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$394,553	$241,742
Accrued interest payable	31,938	2,875
Note payable-related party, net of discount	1,004,000	560,336

Total Current Liabilities	1,430,491	804,953

LONG-TERM DEBT	––	––

TOTAL LIABILITIES	1,430,491	804,953

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	––	––
Common stock: $0.001 par value; 100,000,000 shares authorized;
10,697,800 and 9,276,133 shares issued and outstanding, respectively	10,698	9,276
Additional paid-in capital	3,969,835	3,679,360
Stock subscription receivable	(325,000)	(325,000)
Deficit accumulated during the development stage	(4,849,316)	(3,842,345)

Total Stockholders' Equity (Deficit)	(1,193,783)	(478,709)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$236,708	$326,244

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
REVENUES	$138,432	$62,049	$483,827	$136,079

COST OF GOODS SOLD	72,277	40,700	304,845	90,068

GROSS PROFIT	66,155	21,349	178,982	46,011

OPERATING EXPENSES

Depreciation and amortization	2,451	1,680	7,353	2,795
General and administrative	390,892	705,819	1,082,215	1,174,793

Total Expenses	393,343	707,499	1,089,568	1,177,588

LOSS FROM OPERATIONS	(327,188)	(686,150)	(910,586)	(1,131,577)

OTHER INCOME (EXPENSES)

Interest expense	(38,815)	(10,969)	(96,555)	(14,836)
Interest income	39	255	170	561

Total Other Income (Expenses)	(38,776)	(10,714)	(96,385)	(14,275)

NET LOSS BEFORE INCOME TAXES	(365,964)	(696,864)	(1,006,971)	(1,145,852)
INCOME TAX EXPENSE	––	––	––	––

NET LOSS	$(365,964)	$(696,864)	$(1,006,971)	$(1,145,852)

BASIC LOSS PER SHARE	$(0.04)	$(0.09)	$(0.10)	$(0.16)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	10,026,967	7,342,467	9,790,022	7,227,217

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Capital	Deficit	Total
Balance, October 31, 2006	6,573,300	$6,573	$1,092,500	$––	$(956,450)	$142,623

Common stock issued for
cash at $1.00 per share	1,029,500	1,030	1,028,470	(325,000)	––	704,500

Fair value of warrants	––	––	78,271	––	––	78,271

Beneficial conversion feature of
convertible debt	––	––	41,792	––	––	41,792

Common stock issued for
debt at $0.30 per share	333,333	333	99,667	––	––	100,000

Common stock issued for
services at $1.00 per share	1,340,000	1,340	1,338,660	––	––	1,340,000

Net loss for the year ended
October 31, 2007	––	––	––	––	(2,885,895)	(2,885,895)

Balance, October 31, 2007	9,276,133	9,276	3,679,360	(325,000)	(3,842,345)	(478,709)

Beneficial conversion feature of
convertible debt	––	––	15,397	––	––	15,397

Common stock issued for
debt at $0.30 per share	166,667	167	49,833	––	––	50,000

Common stock issued for
cash at $1.00 per share	55,000	55	54,945	––	––	55,000

Common stock issued for
services at $1.00 per share	1,200,000	1,200	145,300	––	––	146,500

Net loss for the nine months ended
July 31, 2008	––	––	––	––	(1,006,971)	(1,006,971)

Balance, July 31, 2008	10,697,800	$10,698	$3,944,835	$(325,000)	$(4,849,316)	$(1,218,783)

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,006,971)	$(1,145,852)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization of discount on convertible debt	14,664	––
Common stock issued for services	171,500	340,000
Common stock purchase options granted for services	15,397	78,271
Depreciation expense	7,353	2,795
Changes in operating assets and liabilities:
(Increase) in inventory	(53,675)	(80,252)
(Increase) in accounts receivable	84,941	(6,095)
Increase (decrease) in accounts payable and
and accrued expenses	181,874	85,312

Net Cash Used by Operating Activities	(584,917)	(725,821)

CASH FLOWS FROM INVESTING ACTIVITIES

Property and equipment purchased	(1,139)	(38,943)

Net Cash Used by Investing Activities	(1,139)	(38,943)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment to related parties	(50,000)	(121,821)
Borrowings from related parties	529,000	250,000
Common stock issued for cash	55,000	409,500

Net Cash Provided by Financing Activities	534,000	537,679

NET INCREASE (DECREASE) IN CASH	(52,056)	(227,085)

CASH AT BEGINNING OF PERIOD	65,663	280,831

CASH AT END OF PERIOD	$13,607	$53,746

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid For:
Interest	$34,026	$8,740
Income taxes	––	––
Non Cash Financing Activities:
Common stock issued for debt	$50,000	$––

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Notes to the Condensed Financial Statements

July 31, 2008 and October 31, 2007

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements.  The results of operations for the periods ended July 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -

OTHER SIGNIFICANT EVENTS

The Company has changed its name from “First Responder Products, Inc.” to “GWS Technologies, Inc.” The name change became effective June 30, 2008 by the filing of a Certificate of Amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State.

During the six months ended June 30, 2008, the Company issued 1,200,000 shares of its common stock valued at the trading price on the date of issuance for a total expense of $146,500. During the six months ended June 30, 2008, the Company issued 166,667 shares of its common stock for debt at $0.30 per share. During the six months ended June 30, 2008, the Company issued 55,000 shares of its common stock for cash at $1.00 per share.

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended July 31, 2008, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.  The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Management’s Discussion and Analysis of financial condition and results of operations

Liquidity and capital resources

Effective June 30, 2008 the company changed its name to “GWS Technologies, Inc.” to reflect our decision to focus more of our resources on providing microgeneration products and alternative energy solutions to the government and consumer markets.

Microgeneration, also called “micropower”, is the generation of zero or low-carbon electrical power by individuals, small businesses and communities to meet their own needs. The most widely-used microgeneration technologies include small wind turbines and solar power photovoltaic systems that have been promoted for decades as alternative sources of renewable energy. What is new, however, is the potential for micropower to move out of the alternative scene and be taken up on a wider, societal level, thus making a noticeable impact on energy policy. Because of technological advances, microgeneration now includes handheld solar and wind-power recharging devices for personal electronics, as well as advanced photovoltaic and wind-turbine products to power homes and factories.

Traditional “megapower” production of electricity is inefficient because traditional power stations are located far from the point-of-use. And the impact of such energy generation on global warming and other environmental factors has created a global movement towards reducing carbon emissions by getting “off the grid”.The wider benefits of microgeneration are now being recognized. A recent study by the UK’s Sustainable Consumption Roundtable shows that microgeneration actually acts as a catalyst for cultural changes in consumer attitude, and provides evidence of the important impact that microgeneration has on consumers’ attitudes and behaviors regarding energy production and use. Microgeneration is both a serious form of clean energy production and also a cultural movement that is gathering momentum worldwide.

Despite a new emphasis on these “green” product lines, the Company will continue to operate its homeland security and emergency product ecommerce business operations under the fictitious name “First Responder Products” and will consolidate all of its Community Emergency Response Team and consumer product lines on one ecommerce website, www.firstresponderproducts.com.  These ecommerce operations include the distribution of products from a variety of established manufacturers and also the introduction of new product lines. Sales are made through a combination of bidding on government contracts, directed sales efforts to large commercial entities, and sales to public safety agencies, commercial end users and consumers via the Internet.

The renewable energy product lines include both industrial and consumer products based on alternative energy technologies, including wind turbines and solar chargers ranging from handheld devices that can power an iPod to large vertical wind turbines that can power a building.

We must raise additional capital during the next 12 months to fully implement our business plan and continue our growth, and to fund fulfillment of government contracts. We may attempt to raise the necessary funds through a combination of debt or equity financing or from venture capital sources. We are currently actively negotiating accounts receivable, purchase order and inventory financing;

however, we cannot guarantee that we will be able to raise any additional funds over the next 12 months or that we will obtain financing on commercially viable terms or in a timely manner.

Results of Operations

During the period we operated three e-commerce websites: www.firstresponderproducts.com, www.certproducts.com and www.securitysurplus.com. We also bid on contracts let by government agencies. Revenues for the three months ended July 31, 2008 were $138,432, as compared with revenues of $62,049 for the three months ended July 31, 2007. The increase in revenues was due to (i) increased website traffic, a consequence of both advertising and word-of-mouth in the military, first responder and consumer communities, and (ii) a significant increase in our competitive bidding activities for the period ended July 31, 2008 when compared to the corresponding period in 2007.

Our cost of goods sold for the three months ended July 31, 2008 were $72,277, for a gross profit of $66,155, as compared with cost of goods sold for the corresponding period in 2007 at $40,700, for a gross profit of $21,349, during the three months ended July 31, 2007.

We have incurred losses since our inception. Our net loss was $365,964 for the three-month period ended July 31, 2008, as compared to $696,864 for the same period for the prior year. Cash at the end of the period was $13,607, as compared with $65,663 at the end of the corresponding period in 2007. Our accounts receivable at July 31, 2008 were $94,458 with inventory of $93,666.

Trends in the Industry

Over the last decade worldwide wind turbine sales have an annual growth rate of approximately 29%. Renewable energy industry sources claim that wind power is the world's fastest growing source of energy, with expansion over the next two decades predicted at double-digit rates.  The two main types of wind turbines currently dominating the market are the conventional, propeller-type "horizontal axis" wind turbines (HAWTs), and the new “vertical axis” wind turbines (VAWTs) that are touted as being more wildlife friendly and more efficient in lower wind speeds. At year end 2007, wind turbines producing over 90,000 megawatts of electrical power had been installed worldwide.  In 2008, this is expected to increase by approximately 30%.

The US Dept. of Energy, the American Wind Energy Association and the National Renewable Energy Laboratory have all opined that 20% of the nation's electricity could come from renewable wind energy within the next twenty years.  The growth in wind energy is being driven by several factors, including short supplies of fossil fuels like oil and natural gas. While nuclear power is an option that countries such as France have embraced, it is expensive, and disposing of radioactive byproducts is problematic and the source of widespread opposition to new nuclear plants.

The cost per kWh of energy produced by wind turbines is expected to be one of the cheapest sources of renewable energy. As costs increase for fossil fuel energy sources, wind energy will not need government subsidies to be competitive.

Domestic Wind Turbine Market Trends. A recent report published by veteran research market firm BCC Research and titled Wind Turbines: The US Market forecasts that the domestic United States’ market size for wind turbine components and systems will reach $60.9 billion US in 2013. This represents an increase from the 2007 market value of $7.9 billion US and the estimated 2008 market value of $11.2 billion. The report also provides analysis on a state-by-state basis and specifies that the top ten spenders on wind turbine technology in the United States are Texas, California, Iowa, Minnesota, Washington, Oregon, Colorado, New York, Kansas and Illinois.

Small Wind Turbine Market Trends. However, the wind turbine market is also segmented, and we intend to focus primarily on the small wind turbine market. Small wind systems have rated capacities of less than 1 kilowatt (kW) up to 100 kW and are used for a broad range of applications, from charging batteries on sailboats and recreational vehicles to powering individual homes, farms and small businesses.

According to the American Wind Energy Association (AWEA)’s annual Small Wind Turbine Market Report, the small wind turbine market grew 14% and deployed 9.7 megawatts of new power generating capacity in 2007. The AWEA attributed part of this increase to consumer concerns over climate change and part of it to rising electricity prices.

According to the AWEA Small Wind Turbine Report, in 2007:

Over 9,000 small wind turbine units were sold, with total sales value of $42 million.

Total small wind generating capacity in the U.S. is now 55-60 MW.

Small wind systems in the U.S. displace an estimated 60,000 tons of carbon dioxide annually.

About 50 companies manufacture or plan to manufacture small wind systems in the U.S.

The U.S. is the world's largest small wind turbine market.

Exports account for about 40% of U.S. small wind system manufacturers' sales.

Tax Credits for Wind Energy are Expiring, Which May adversely Affect the Market. There is a $334 million tax credit for wind energy set to expire at the end of this year. This federal production tax credit of almost 2 cents per kilowatt hour of electricity generated has improved the return on wind projects, representing about 20 percent of the electricity's wholesale price. Industry experts claim that the tax credit has helped smooth an expansion that might otherwise have grown sporadically. However, in the last three instances since 1999 when Congress failed to renew the tax credit immediately, investment in new wind power tumbled by more than 76 percent in the next year, according to the Union of Concerned Scientists. The AWEA is complaining that Congress did not act with enough urgency to meet the extension deadlines. But without the mandate, wind power would be at a severe disadvantage against an energy grid designed around coal, oil, natural gas and nuclear power plants that were bought and paid for decades ago, industry experts said.

In addition to issues surrounding the expiring production tax credit for wind power, the AWEA and small wind system advocates are calling for a 30% federal Investment Tax Credit (ITC). Industry sources believe that such a credit could lead to an estimated 40%-50% annual growth, similar to the growth in the solar photovoltaic market following the adoption of a federal ITC for solar in 2005. However, currently there are no federal incentives in place for small wind systems. Several states have incentives for small wind, and they are also the states with the largest small wind system markets. Impractical and prohibitive zoning practices, as well as balkanized grid interconnection standards, pose additional barriers to growth, according to the AWEA.

Domestic Solar Panel Market Trends. Although our residential-use alternative energy products are primarily wind turbines as opposed to solar panels, high growth is also forecast for residential solar panel markets over the next five years. However, the U.S. domestic market is under pressure for several reasons. Manufacturers are concerned that federal tax incentives may not be extended beyond 2008, with many analysts uncertain that such a decision will be made before a new administration takes office in January 2009. Sales of solar panel systems have historically depended heavily on financial incentives from governments globally, including the United States. Spain, which has fueled much of the solar market growth in 2008, is probably going to curtail government financial incentives, which may slash demand and reduce prices.

Moreover, solar manufacturing companies are expecting a combination of slowing demand and increasingly available supplies of both finished product and underlying manufacturing capacity, leading most analysts to predict solar panel prices to fall 10% to 20% in 2009. Additionally, prices for polysilicon, a key solar panel component, could fall next year as supplies of this component improve. Some industry analysts claim that for a solar panel company to be successful over the long term, their products have to be able to create electricity in the range of 8 to 12 cents per kilowatt hour, without subsidies.

To summarize, the technology is currently expensive in up-front costs for purchase and installation; without government subsidies, manufacturers need to cut prices to spur demand. With narrowing profit margins, this could force a shake-out in the solar manufacturing industry.

Domestic Government Trends. Environmentally preferable means "products or services that have a lesser or reduced effect on human health and the environment when compared with competing products or services that serve the same purpose.” The Environmental Protection Agency's Environmentally Preferable Purchasing Program, or EPP, started in 1993 after the signing of Executive Order 12873, and continues today under Executive Order 13423. The program was originally created with the purpose of using the federal government's enormous buying power to stimulate market demand for green products and services. The United States federal government is one of the world's largest consumers, with total spending estimated at $350 billion for goods and services each year. Therefore, the federal government’s purchasing power exerts a tremendous influence on which products and services are available in the national marketplace. The Environmentally Preferable Purchasing Program works to ensure that federal government's buying power is working to the greatest extent possible to increase availability of environmentally preferable products, which in turn minimizes environmental impacts. Management believes that the adoption of EPP by states, counties and municipalities will result in increased opportunities for GWS Technologies’ “green” product lines.

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

During the last fiscal year we have relied primarily on loans to obtain the funding necessary to operate the business. Our revenues from operations for the quarter ended July 31, 2008 would have been significantly higher if we had financing available to support our competitive bidding activities. We were unable to fulfill numerous contracts we had been awarded by competitive bid due to the failure of Douglas G. Furth individually and dba Millennium Consulting Group, Inc., a defunct Ohio corporation, and his affiliates, to provide financing which had been promised and on which we relied to finance our significant expansion.  Mr. Furth’s conduct in this regard is the subject of a pending federal lawsuit which we have filed and which names Mr. Furth and his affiliates as defendants. Further information regarding this lawsuit is available in Part II, Item 1 below.

Based upon our current cash reserves and forecasted operations, we will need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. We are presently reviewing term sheets for accounts receivable, purchase order and inventory financing, but there can be no assurance we will enter into the financing arrangements we are currently negotiating. However, we may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

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

The rapid execution necessary for us to fully exploit the market for our products and services requires an effective planning and management process. We experienced rapid growth over the previous fiscal year and then rapid contraction, as we did not receive financing which we had been promised and on which we depended to fund our growth. There is currently a significant strain on our managerial, operational and financial resources. Our ability to manage our business effectively will require us to continue to implement and improve our operational, financial and management information systems and to attract, identify, train, integrate and retain qualified personnel. These demands may require the addition of new management personnel and the development of additional expertise by existing management. Our success depends to a significant extent on the ability of our officers to operate effectively, both independently and as a group. The loss of services of any executive officers or key personnel could have a material adverse effect on our business, revenues, results of operations or financial condition.

There can be no assurance that any new products we introduce will achieve significant market acceptance or will generate significant revenue.

The market for products in the renewable energy industry is characterized by rapid technological advances, evolving standards in technology and frequent new product and service introductions and enhancements. Possible short life cycles for products we sell may necessitate high levels of expenditures for continually selecting new products and discontinuing the sale of obsolete product lines. To obtain a competitive position, we must continue to introduce new products and new versions of existing products that will satisfy increasingly sophisticated customer requirements and achieve market acceptance. Our inability or failure to position and/or price our new or existing products competitively, in response to changes in evolving standards in technology, could have a material adverse effect on our business, results of operations or financial position.

Although we have implemented safeguards to prevent unauthorized access to our ecommerce sites, there always exists certain security risks, which may cause interruptions, delays or cessation in service.

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

The evaluation of our disclosure controls by our principal executive officer/principal financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our president (who is our chief executive officer our chief financial officer), does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on his review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations described above, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report; provided, however, that the company currently has only two directors, neither of whom is an outside director, which does not allow the company to have an outside director on its audit or compensation committees. The Board of Directors is currently considering qualified candidates for appointment to the Board as outside directors.

Our principal executive officer/principal financial officer is not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  During the period covered by this Form 10-QSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On May 27, 2008, as previously reported, the Company filed a lawsuit in the United States District Court, Central District of California, Case No. SACV08-00586 CJC (PLAx) alleging securities law violations and fraud against Douglas G. Furth individually and allegedly dba Millennium Consulting Group, Inc., a defunct Ohio corporation; Mark Fixler; JAG Enterprises, LLC; Michel Attias; Brendon Attias; Timothy Garlin; and various DOE defendants for disgorgement of short-swing profits in violation of the Securities Exchange Act of 1934, Section 16(b) and for recovery of damages for fraud and deceit. These defendants, collectively, refer to themselves as “the Group”. The amount of defendants’ short-swing profit liability is unknown at this time but the Company intends to engage in expedited discovery to determine defendants’ trading profits which, by statute, must be returned to the Company. The lawsuit also sought the return of one million shares of stock given to the Group Defendants as consideration for alleged consulting services which were never performed, and which allowed the Group Defendants to engage in, as the Company alleges, illegal manipulation of the Company's stock

On August 7, 2008 we filed a First Amended Complaint adding, among others, defendants Comprehensive Financial Services, LLC, an Ohio limited liability company; The Signature Fund, a purported Ohio limited partnership; Signature Management, LLC, an Ohio limited liability company; Marc J. Bernstein; Legent Clearing LLC, a Nebraska company; UBS Financial Services, Inc., a California company; and National Financial Services LLC aka Fidelity Investments National Financial Services, a Massachusetts company. Our investigation into this matter is continuing and we anticipate naming additional defendants and additional causes of action.

On September 11, 2008 and September 12, 2008 we filed complaints with The Financial Industry Regulatory Authority (FINRA) against defendants Legent Clearing LLC, National Financial Services LLC aka Fidelity Investments National Financial Services, and Financial West Group, brokerage and clearing firms which the company believes aided and abetted stock manipulation on September 10, 2008, resulting in a significant decline in the Company’s stock price. Those complaints are currently being investigated by FINRA.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2008 stockholders collectively holding a majority of the voting power of the company’s common stock approved, by written consent,  (i) an amendment to our Certificate of Incorporation changing the company’s name from “First Responder Products Inc.” to “GWS Technologies, Inc; and (ii) a reverse stock split of the company’s common stock at a specific ratio, ranging from a minimum ratio of one-for-five to a maximum ratio of one-for-twenty, to be determined by the Board of Directors, in its sole discretion, at any time within a six month period from May 25, 2008. The written consent also approved any corporate actions necessary by the officers of the company to obtain a new trading symbol and CUSIP number for the common stock.

The Board of Directors also approved the repricing of all outstanding employee stock options to purchase shares of our common stock currently outstanding under the First Responder Products Inc. 2007 Stock Option Plan. A majority of the shareholders approved the new exercise price of these options, set at $0.10, which was higher than the closing sale price of our common stock on the OTC Bulletin Board on May 25, 2008. The repricing provides an opportunity to motivate our employees and directors to create stockholder value. By realigning the exercise prices of previously-granted employee stock options with the current value of our common stock, we believe that our equity compensation awards will again become an important tool to help retain our employees and motivate them to continue to create stockholder value. In addition, the repricing allows us to conserve cash resources and does not result in additional outstanding stock options.

ITEM  5.

OTHER INFORMATION

ITEM  6.

EXHIBITS

(a)

The following exhibits are attached to this Quarterly Report:

Exhibit Number	Description
31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     September 19, 2008

GWS Technologies, Inc.

By:	/s/ RICHARD REINCKE
Richard Reincke
Chief Executive Officer/Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002