Form 10QSB/A
period 2008-07-31
GWS Technologies, Inc.
filed 2008-09-25
CIK 1365983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB/A

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

We have incurred losses since our inception. Our net loss was $365,964 for the three-month period ended July 31, 2008, as compared to $696,864 for the same period for the prior year. Cash at the end of the period was $13,607, as compared with $53,746 at the end of the corresponding period in 2007. Our accounts receivable at July 31, 2008 were $94,458 with inventory of $93,666.

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

Date:     September 25, 2008

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