Form 10KSB
period 2008-10-31
GWS Technologies, Inc.
filed 2009-02-17
CIK 1365983

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-KSB

———————

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to  ____________

———————

GWS TECHNOLOGIES, INC.

(Exact name of registrant as specified in charter)

———————

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

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No  ☑

Registrant’s revenues for its most recent fiscal year were $400,794.00

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on February 12, 2009 was approximately $450,000.

The number of shares outstanding of the registrant’s classes of common stock, as of February 12, 2009, was 3,649,897.

Transitional Small Business Disclosure Format: Yes ☐  No ☑

TABLE OF CONTENTS

Page

PART I.

Item 1.       Description of Business

1

Item 2.       Description of Property

4

Item 3.       Legal Proceedings

5

Item 4.       Submission of Matters to a Vote of Security Holders

5

PARI II.

Item 5.       Market for Common Equity and Related Stockholder Matters

6

Item 6.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 7.        Financial Statements

14

Report Of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-4

Statements of Operations

F-5

Statements of Cash Flows

F-7

Notes to the Financial Statements October 31, 2008 and 2007

F-8

Item 8.        Changes in and Disagreements With Accountants.

15

Item 8A(T). Controls and Procedures

15

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act

17

Item 10.      Executive Compensation

19

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

20

Item 12.      Certain Relationships and Related Transactions

21

Item 13.      Exhibits

22

Item 14.      Principal Accountant Fees and Services

23

Signatures

24

i

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

Item 1.

Description of Business

Company background.  We were incorporated February 15, 2005 in the State of Delaware. Our principal executive offices are located at 15455 N. Greenway-Hayden Loop, Suites C4 and C12, Scottsdale, Arizona 85260; during the year ending October 31, 2008 we also maintained a technology office located at 4500 Campus Drive, Suite 350, Newport Beach, California 92660. Our telephone number is 480.619.4747 and our facsimile number is 480.619.4740.

Effective June 30, 2008 we changed our name to “GWS Technologies, Inc.” to reflect our decision to focus more of our resources on providing wind turbines and other wind and solar products and alternative energy solutions to the government and consumer markets. We sell these products through direct marketing and also on an ecommerce portion of our website, www.greenwindsolar.com.

Despite a new emphasis on these “green” product lines, we have continued to operate ours homeland security and emergency product ecommerce business operations; however, we have consolidated all of our Community Emergency Response Team (CERT) products and our consumer product lines on one ecommerce website, www.firstresponderproducts.com.  Our consolidated ecommerce operations include the distribution of products from a variety of established manufacturers and also the introduction of new product lines. Sales are made through a combination of bidding on government contracts, directed sales efforts to large commercial entities, and sales to public safety agencies, commercial end users and consumers via the Internet.

The renewable energy product lines include both industrial and consumer products based on alternative energy technologies, including wind turbines and solar chargers ranging from handheld devices that can power an iPod to large vertical wind turbines that can power a building.  We are also attempting entry into the carbon offset sector of the “green” industry by offering the public the ability to calculate their respective “carbon footprints” on our website, with the intent to ultimately offer and sell carbon offsets to both consumers and businesses; however, our entry into this market sector has been delayed due to our lack of ability to finance the purchase of such carbon credits for inventory and sale.

Effect of existing or probable governmental regulations on our business.  Our business is affected by a wide range of municipal, county, state and federal regulations and may be influenced by the announcement of proposed regulations by the new administration and Congress. A major focus of the new administration is energy independence and the expedited development of wind, solar, and other clean energy sources.

On February 8, 2009, the Chicago Tribune reported that President Obama is planning to replace imported oil and other fossil fuels with a "clean-energy economy" powered by the wind, the sun and biofuels. Energy Secretary Steven Chu was quoted as saying that we need a second Industrial Revolution that can generate energy cleanly, cheaply and sustainably. According to the article, by the end of 2009, the Energy Department's spending on 35 years of clean-energy research will exceed the total inflation-adjusted cost of the Apollo program which sent men to the moon, and the Manhattan Project, which developed the nuclear bomb, an estimated $117 billion combined. That research, economists say, has made wind, solar and other alternative sources of energy cheaper, but still not as inexpensive as fossil fuels. Renewable sources make up about the same sliver of America's energy portfolio as they did three decades ago, about 7 percent, while the nation's reliance on imported oil has doubled. We believe new legislation will have a significant impact on our industry and our business during the coming year.

Domestic Legislation

On January 28, 2009, the U.S. House of Representatives passed the American Recovery and Reinvestment Tax Act, a bill which contains provisions which support the wind energy industry.  The bill includes a new grant program, a three-year extension of the production tax credit, several provisions to promote transmission for renewable energy, and key changes to benefit small wind systems. Before the bill becomes law, it must also be passed by the U.S. Senate, which began consideration of similar legislation in the first week of February, 2009.

President Obama has outlined a range of policies that would encourage investments in renewable energy, including:

•

adjusting the federal production tax credit (PTC) to make it more effective in the current economic downturn and extending it for a longer term (it expires at the end of 2009);

•

establishing a national renewable electricity standard (RES) with a target of generating at least 25% of the nation’s electricity from renewables by 2025, and a near-term target of 10% by 2012 (a Washington Post poll in early December found that 84% of Americans support such a standard);

•

legislation and initiatives to develop a high-voltage interstate transmission “highway” for renewable energy; and

•

national climate change legislation that would promote the use of wind and solar power.

Production Tax Credit (PTC) Extension

In October 2008, Congress acted to provide a one-year extension of the Production Tax Credit through December 31, 2009.

Description: Under present law, an income tax credit of 2.1 cents/kilowatt-hour is allowed for the production of electricity from utility-scale wind turbines.  This incentive, the renewable energy Production Tax Credit (PTC), was created under the Energy Policy Act of 1992 (at the value of 1.5 cents/kilowatt-hour, which has since been adjusted annually for inflation).

Current Status: The PTC is scheduled to expire on December 31, 2009.  Since its establishment in 1992, the PTC has undergone a series of short term extensions, and has been allowed to lapse in three different years: 1999, 2001 and 2003.  Each time the PTC has been allowed to expire, the wind industry has seen a 73-93% drop in wind energy installations in the subsequent year.

Current economic conditions substantially reduce the effectiveness of the tax credits since most companies and individual tax filers expect lower tax liabilities. Making the tax credit refundable restores the incentives’ value.  According to AWEA spokesmen, making renewable tax credits refundable, like those for biodiesel and other alternative transportation fuels, is essential to ensuring continued wind and solar industry growth in 2009 and 2010.

Renewables Portfolio Standard

Description: The renewable electricity standard (RES), also known as a renewable portfolio standard (RPS), uses market mechanisms to ensure that a growing percentage of electricity is produced from renewable sources, like wind power. The RES provides a predictable, competitive market, within which renewable generators will compete with each other to lower prices.  RES policies can exist at the state and federal levels.

Benefits of an RES:

Helps Keep Electricity Bills Low:

•

Diversifying the power supply by developing America’s homegrown renewable energy resources helps shield consumers from spikes in energy prices.

•

Does not pick technology “winners” and “losers,” but allows renewable energy technologies to compete against each other to further drive down costs.

•

Is competitively neutral because it applies equally to all competing market participants.

Spurs Economic Development:

•

An RES will create jobs and income in rural areas.

•

Each large utility-scale wind turbine that goes on line generates over $1.5 million in economic activity. Each turbine also provides about $5,000 in lease payments per year for 20 years or more to a farmer, rancher or other landowner.

•

Wind projects in rural areas contribute significantly to the local tax base.

Strengthens Energy Security:

•

Increasing our use of renewable sources diversifies and decentralizes our energy infrastructure.

Helps Achieve Cleaner Air:

•

The increased use of electricity from renewable resources can help reduce emissions of harmful air pollutants and of carbon dioxide (a leading greenhouse gas).

Current Status State RES: 26 States and the District of Columbia have adopted RES requirements.

Current Status National RES: Legislation to establish a national RES has been considered by the U.S. Congress since 1997.  Since that time, the Senate has passed RES proposals on three separate occasions.  In 2007, for the first time in history, the U.S. House of Representatives voted in favor of including an RES as part of its energy bill.  This bill would have established a 15% RES by 2020 and allowed 4% of the standard to be met through efficiency improvements, should states so choose. The Senate energy bill did not include a RES due to the uncertainty that the 60 votes needed to overcome a likely filibuster would have been secured.

Current Legislation: The 111th Congress may consider national RES legislation in early 2009.

AWEA predicts that states will focus on RES, transmission for renewables:  AWEA expects one or more states to implement (Indiana) or strengthen (Wisconsin and New York) their RES, bringing the number of states with an RES from 28 to perhaps 30. The industry association also predicts that some states, including some without an RES (Oklahoma, Kansas, Nebraska) will develop a process to facilitate investment in transmission for electricity generated using renewables.  Texas, Colorado, Minnesota, and California have already shown the way with pro-active transmission policies for renewable energy.

Potential increased incentives for “small wind”. Homeowners, farmers, and small-business owners now benefit from a federal incentive enacted in late 2008 for the purchase of small wind systems.  However, this credit is capped. Owners of small wind systems with 100 kilowatts (kW) of capacity and less can receive a credit for 30% of the total installed cost of the system, not to exceed $4,000.  For turbines used for homes, the credit is additionally limited to the lesser of $4,000 or $1,000 per kW of capacity.   There may be an effort to remove this limitation, so that consumers can benefit from a credit of a full 30% of the total cost of a small wind turbine purchased for an individual home or business.

Small Wind Systems Tax Credit

Description:  Under present law, a federal-level investment tax credit (ITC) is available to help consumers purchase small wind turbines for home, farm, or business use.  Owners of small wind systems with 100 kilowatts (kW) of capacity and less can receive a credit for 30% of the total installed cost of the system, not to exceed $4,000.  For turbines used for homes, the credit is additionally limited to the lesser of $4,000 or $1,000 per kW of capacity.

Current Status: The ITC, written into law through the Emergency Economic Stabilization Act of 2008, is available for equipment installed from October 3, 2008 through December 31, 2016.

The Environmentally Preferable Purchasing Program. The Environmental Protection Agency's Environmentally Preferable Purchasing Program, or EPP, started in 1993 after the signing of Executive Order 12873, and continues today under Executive Order 13423. The program originally created by with the purpose of using the federal government's enormous buying power to stimulate market demand for green products and services. Environmentally preferable means "products or services that have a lesser or reduced effect on human health and the environment when compared with competing products or services that serve the same purpose.” This comparison applies to raw materials, manufacturing, packaging, distribution, use, reuse, operation, maintenance, and disposal.

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

Employees

We have significantly reduced our workforce due to financial constraints. We currently have four full-time employees. From time to time we also employ interns from a program we participate in with Arizona State University. In addition to our employees, we have consultants (one of whom was our former Chief Technology Officer, a full time employee, and is now a part-time consultant) who currently provide website management, marketing, business development, media relations and other business advisory services similar to those which would be provided by part-time and full-time employees.

Item 2.

Description of Property

Description of Property

As of the date specified in the following table, we held the following property:

Property	October 31, 2008
Cash	$7,101
Property and Equipment, Net	$32,702
Inventory	$127,044
Accounts Receivable, Net	$5,945
Total Assets	$172,792

Description of Real Estate

Except for the leasehold interests in the office and warehouse facilities we lease, we do not presently own any interests in real estate.

Our executive, administrative and operating offices are located at 15455 N. Greenway-Hayden Loop, Suite C4, Scottsdale, AZ 85260 and contain 2,637 square feet of office and warehouse space. During the fiscal year ended October 31, 2008 we also leased combined sales offices and warehouse facilities totaling an additional 1,924 square feet in Suite C12 in our complex; however, we never fully moved into those facilities, are no longer using those additional facilities and are attempting to sublease them. Our annual lease payments on the combined Suite C4 and C12 facilities are approximately $90,000. Because of incurring additional lease payments on the C12 suite, we became delinquent in our lease payments, and are currently on a payment plan with our landlord.

During the period ended October 31, 2008 we also leased a technology office at 4500 Campus Drive, Suite 350, Newport Beach, California 92660. This facility was approximately 518 square feet. This lease has now expired and we no longer occupy this office.

Our office facilities are well maintained and we believe our facilities are adequate for our administrative, sales and marketing operations, and fulfillment operations.

Item 3.

Legal Proceedings

On May 27, 2008 the Company filed a lawsuit in the United States District Court, Central District of California, Case No. SACV08-00586 CJC (PLAx) alleging securities law violations and fraud against Douglas G. Furth individually and allegedly dba Millennium Consulting Group, Inc., a defunct Ohio corporation; Mark Fixler; JAG Enterprises, LLC; Michel Attias; Brendon Attias; Timothy Garlin; and various DOE defendants for disgorgement of short-swing profits in violation of the Securities Exchange Act of 1934, Section 16(b) and for recovery of damages for fraud and deceit. On August 7, 2008 we filed a First Amended Complaint adding, among others, defendants Comprehensive Financial Services, LLC, an Ohio limited liability company; The Signature Fund, a purported Ohio limited partnership; Signature Management, LLC, an Ohio limited liability company; Marc J. Bernstein; Legent Clearing LLC, a Nebraska company; UBS Financial Services, Inc., a California company; and National Financial Services LLC aka Fidelity Investments National Financial Services, a Massachusetts company. Many of these defendants have answered and filed counterclaims, which we intend to vigorously contest. Our investigation into this matter is continuing and we anticipate moving the court for permission to file a Second Amended Complaint naming additional defendants and adding additional causes of action.

Item 4.

Submission of Matters to a Vote of Security Holders

On May 25, 2008 stockholders collectively holding a majority of the voting power of the company’s common stock approved, by written consent,  (i) an amendment to our Certificate of Incorporation changing the company’s name from “First Responder Products Inc.” to “GWS Technologies, Inc; and (ii) a reverse stock split of the company’s common stock at a specific ratio, ranging from a minimum ratio of one-for-five to a maximum ratio of one-for-twenty, to be determined by the Board of Directors, in its sole discretion, at any time within a six month period from May 25, 2008. The written consent also approved any corporate actions necessary by the officers of the company to obtain a new trading symbol and CUSIP number for the common stock.  Our common stock began trading on a post-split basis on October 31, 2008 under the trading symbol GWSC. As a result of the reverse split, the company’s shareholders received one new share of common stock in exchange for every twenty shares.

The Board of Directors also approved the repricing of all outstanding employee stock options to purchase shares of our common stock currently outstanding under the First Responder Products Inc. 2007 Stock Option Plan. A majority of the shareholders approved the new exercise price of these options, set at $0.10, which was higher than the closing sale price of our common stock on the OTC Bulletin Board on May 25, 2008. The repricing provided an opportunity to motivate our employees and directors to create stockholder value. By realigning the exercise prices of previously-granted employee stock options with the current value of our common stock, we believe that our equity compensation awards will again become an important tool to help retain our employees and motivate them to continue to create stockholder value. In addition, the repricing allowed us to conserve cash resources and did not result in additional outstanding stock options.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Reports to security holders. We are a reporting company with the Securities and Exchange Commission and we file quarterly reports and annual reports that contain our financial statements for each quarter and an audited financial statement at our fiscal year end, which is October 31st. We also file reports on Form 8-K relating to any information that is material to the Company. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov. We maintain a website at www.greenwindsolar.com where we post updated news about the company’s activities.

Market information.  Our common stock trades publicly on the OTC Bulletin Board, or OTCBB, under the symbol “GWSC.”  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

Our common stock began trading on or about July 23, 2007 with an opening bid quotation of $1.00 per share under the symbol “FRPD”; when we changed our name, we were assigned a new symbol, “GWSI”.  Effective October 31, 2008, we completed a reverse stock split in a ratio of 1:20.  Shortly thereafter, the company’s common stock began trading on a post-split basis under the new trading symbol GWSC.

As a result of the reverse stock split, the company’s stockholders received one new share of the company’s common stock in exchange for every twenty shares. Neither the par value per share of the company’s common stock nor the total number of authorized shares of the company’s common stock changed. No fractional shares of common stock were issued in connection with the effectiveness of the reverse stock split. Instead, the company rounded up and issued a whole share to each affected stockholder.

The following table sets forth the quarterly high and low bid prices per share of our common stock by the National Quotation Bureau during the last fiscal year as cited on Yahoo!Finance.  The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low
Ended Oct. 31, 2008	January 31, 2008	$2.60	$1.00
	April 30, 2008	$1.25	0.10
	July 31, 2008	$0.15	0.06
	October 31, 2008	$0.36	0.03

Holders of record. On February 10, 2009, there were approximately 50 shareholders of record of our common stock. We have no record of the number of shareholders who currently hold their stock in “street” name with various brokers.

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

Results of Operations

Revenues for the fiscal year ended October 31, 2008 were $400,794 compared to $400,936 for fiscal year ended October 31, 2007. Our revenues did not grow because we were unable to finance many of the sales contracts we acquired. Our cost of goods sold was $253,602, with gross profit of $147,192, for the year ended October 31, 2008, as compared to cost of goods sold of $332,686, with gross profit of $68,250, for the year ended October 31, 2007.  The significant increase in gross profits was due to our focusing on products with higher profit margins.

Our general and administrative expenses other than for related parties for the year ended October 31, 2008 were $924,822, as compared to $842,603 for our fiscal year ended October 31, 2007. Our operating expenses had increased significantly during the last quarters of 2007 as we increased our office facilities, hired new employees and consultants, increased our ecommerce sales, and increased our competitive bidding activities; in 2008, due to a lack of operating capital and our inability to acquire purchase order and accounts receivables financing, as well as equity financing, we had a series of layoffs, dramatically decreasing our workforce. We also could not complete occupying our new facility (Suite C12 in our existing complex) and began negotiations with our landlord for assistance in subleasing that facility. Our lack of financing has also affected our ability to complete some orders in a timely fashion.

Because of our cash flow problems, during the fiscal year ended October 31, 2008 we were delinquent in paying many of our existing suppliers, and our credit rating declined.  Our efforts to obtain accounts receivable, purchase order and inventory financing suffered a setback in September 2008 due to a significant decline in our stock price, caused by a group of control shareholders and brokers (which activity is the subject of a lawsuit by the company). Since stock warrants were part of the contractual compensation for our financing agent, this significant fluctuation in stock price affected our ability to raise equity capital. Moreover, the domestic, and then global, financial crisis which followed negatively affected our ability to obtain any type of purchase order, accounts receivable, inventory financing, or equity financing.  We are continuing to negotiate for the necessary financing, but the credit crisis and broad economic downturn has caused both significant delays in our obtaining such financing, and much stricter requirements for obtaining such financing, with financial institutions and factors charging higher rates, demanding more comprehensive guarantees (including, in most cases, personal guarantees from our senior management), and requiring our customers’ end-users to qualify as credit worthy.  This has negatively affected our business operations.

We continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company.

Our net loss for the year ended October 31, 2008 was $1,610,777, as compared to $2,885,895 for the year ended October 31, 2007. The decrease was primarily the result of significant decreases in the consulting fees and professional fees we incurred.

Liquidity and Capital Resources

At the year ended October 31, 2008, we had $7,101 in cash resources, as compared with $65,663 at October 31, 2007. We currently do not have any significant cash resources, and our need for capital is our most significant business concern and the single most significant factor limiting our growth. Our accounts receivable, net at October 31, 2008, were $5,945, as compared to $179,399 net at October 31, 2007. The significant decrease was caused by our inability to finance our sales contracts in a timely manner.

Our accounts payable and accrued expenses at October 31, 2008 were $384,411, as compared to $241,742 at October 31, 2007. Our total current liabilities at October 31, 2008 were $1,670,381, as compared to $804,953 at October 31, 2007.

We held property and equipment at October 31, 2008 which was valued, net of depreciation, at $32,702, as compared with property and equipment with a net valuation of $41,191 at October 31, 2007. Our total assets at October 31, 2008 were 172,792, as compared with total assets of $326,244 at October 31, 2007.

We held inventory for sale to customers at October 31, 2008 of $127,044, as compared to inventory of $39,991 at October 31, 2007.

We are struggling to satisfy our basic cash requirements and we need to raise significant capital to continue as a going concern. We also have significant outstanding invoices from suppliers, some of which are overdue and which are negatively affecting our credit lines with our suppliers.  There can be no assurance that we will raise sufficient funds to continue our business operations.

Trends in the Industry

In the first days of his administration, President Obama announced that he would seek to raise the amount of electricity generated from renewable energy to 10% of total U.S. capacity by 2012 (currently this figure is about 3%).  As this goal requires significant capital, the administration has included $100 billion in the currently proposed stimulus package that is directly related to financing clean energy projects. According to NPR, this Clean Energy Financing Initiative would provide loan guarantees and other measures to encourage the private sector to invest billions of dollars in green energy.  According to NPR, an even more comprehensive clean-energy financing package may become available in the Obama-Biden Energy Bill or Climate Bill, both rumored to be drafted later in the year.

Over the last decade worldwide wind turbine sales have an annual growth rate of approximately 29%. Renewable energy industry sources claim that wind power is the world's fastest growing source of energy, with expansion over the next two decades predicted at double-digit rates.  The two main types of wind turbines currently dominating the market are the conventional, propeller-type "horizontal axis" wind turbines (HAWTs), and the new “vertical axis” wind turbines (VAWTs) that are touted as being more wildlife friendly and more efficient in lower wind speeds. At year end 2007, wind turbines producing over 90,000 megawatts of electrical power had been installed worldwide.  This was forecast to increase by approximately 30% in 2008, a forecast which proved conservative according to recent figures.

The American Wind Energy Association (AWEA), a national trade association for the domestic wind power industry, recently announced that the U.S. wind energy industry had a record year in 2008 by installing 8,358 megawatts (MW) of new generating capacity, which is approximately enough energy to power 2 million homes. The significant growth in 2008 increased domestic wind power generating capacity by 50% and channeled an investment of approximately $17 billion into the economy. However, due to the current economic downturn, financing for new project and orders for wind turbine components slowed at year’s end and layoffs began affecting the wind turbine manufacturing sector.

The U.S. Dept. of Energy, the American Wind Energy Association and the National Renewable Energy Laboratory have all opined that 20% of the nation's electricity could come from renewable wind energy within the next twenty years.  The growth in wind energy is being driven by several factors, including short supplies of fossil fuels like oil and natural gas. While nuclear power is an option that countries such as France have embraced, it is expensive, and disposing of radioactive byproducts is problematic and the source of widespread opposition to new nuclear plants.

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

Solar technology is still expensive in up-front costs for purchase and installation; without government subsidies, manufacturers need to cut prices to spur demand. With narrowing profit margins, this could force a shake-out in the solar manufacturing industry.

Domestic Wind Turbine Market Trends. A recent report published by veteran research market firm BCC Research and titled Wind Turbines: The US Market forecasts that the domestic United States’ market size for wind turbine components and systems will reach $60.9 billion US in 2013.

Wind power was second only to natural gas plants in new capacity from 2005 through 2007, and provided 35% of all new generation added domestically in 2007. According to AWEA, the new wind projects completed in 2008 account for about 42% of the entire new power-producing capacity added nationally last year, and will avoid nearly 44 million tons of carbon emissions, the equivalent of taking over 7 million cars off of the road. Current wind energy generating capacity in the U.S. is about 25,170 MW, producing enough electricity to power the equivalent of close to 7 million homes. The top five states in terms of capacity installed are now:

•

Texas, with 7,116 MW

•

Iowa, with 2,790 MW

•

California, with 2,517 MW

•

Minnesota, with 1,752 MW

•

Washington, with 1,375 MW

Canadian Wind Turbine Market Trends.

We have been actively pursuing the growing Canadian small wind turbine market. According to the Canadian Wind Energy Association (CanWEA), Canada has still only scratched the surface of its massive wind energy potential. Total spending on wind energy in North America is expected to double by 2010 to $7.5 billion annually, with microgeneration systems providing a significant portion of the overall electricity generated. The majority of small wind turbines installed in Canada originate from the United States.

In January 2009 the Government of Ontario announced that it had signed long-term contracts for six new wind energy projects in the province. The announcement brings Ontario's installed wind energy capacity to 1,500 MW. Currently, the province generates wind power with 782 MW of capacity, enough to power 230,000 homes. Canada's total installed capacity sits at 2,369 MW — Ontario is currently the wind technology leader in the country, accounting for roughly one-third of that number. CanWEA has set a goal of wind energy providing 20% of Canada's electricity needs.

Domestic Solar Installation Trends A report issued by the California Public Utilities Commission stated that residential and commercial rooftop installations more than doubled in 2008 from the previous year to 158 megawatts of producing power. Reinforcing the perception that state and federal incentives have a major impact on new installations, the report noted that there was a surge in applications to participate in California’s $3 billion solar rebate program in the fourth quarter of 2008 after Congress lifted the $2,000 cap on the federal tax credit on solar arrays in October 2008 (allowing homeowners and businesses to take a 30% tax credit on systems installed after Dec. 31st), which, coupled with an additional California state rebate, cut the real cost of a solar system in California in half. The report concluded that, in addition to environmental benefits such as cutting greenhouse gas emissions and other pollutants, it appears that solar energy is benefiting California by serving as an economic bright spot in the economy.

California regulators caution that many homeowners and business owners may leave the program and cancel their applications if the economy continues to deteriorate rapidly this year. The current dropout rate is 15%, according to the report.

Municipal programs also are expected to have an effect on new alternative energy installations. Berkeley, California has launched a program that pays for residential and business solar arrays and lets owners pay the cost back over twenty years through an annual assessment on their property taxes.

Alternative Energy Trends – Global.  According to an article dated February 2, 2009 in Reuters, the United States overtook Germany as the biggest producer of wind power last year and will likely take the lead in solar power this year. The article cited an expected "Obama bounce" from a new President who has vowed to boost clean energy, and additional impetus from political and business leaders worldwide who have urged "green growth" spending on clean energy to fight both recession and climate change.

German wind power capacity reached nearly 24 GW, placing it second ahead of Spain and fourth-placed China, which doubled its installed wind power for the forth year running, said the Brussels-based Global Wind Energy Council. Spanish wind power business group AEE said that it expected similar growth in 2009 as last year.

Generally, the wind sector is now suffering from a financial crisis which has dried up project finance and a sharp fall in oil prices which has weakened its competitiveness compared to gas, but it is aided by subsidies such as a guaranteed price premium in Germany and Spain.

A February 4, 2009 article in the International Herald Tribune noted that the credit crisis and broad economic downturn was causing pronounced slowing of wind and power projects worldwide, except in some isolated markets, like China, which has shown no signs of a slowdown. Wind and solar developers have been left hunting for capital because the number of banks and financial institutions willing to help installation of wind turbines and solar arrays has dropped significantly. The effects of the banking crisis were also being felt in Europe, although industry groups said it was too soon to tell what effect the credit freeze would have on the fast-growing sector. Solar experts also report that demand in Europe has softened, a combination of a seasonal slowdown for winter and a recent cap on solar installations in Spain.

Despite current financial conditions, European Union leaders agreed that the bloc should get a fifth of all its energy from renewable sources by 2020 compared with about 10 percent now.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our revenues have fluctuated from quarter to quarter, as have our profit margins, and we have incurred losses since our inception. In addition to our revenues, since inception we have also relied on loans from shareholders and officers and the sale of our equity securities to fund our operations. We continue to incur legal, accounting, and other business and administrative expenses. Our auditor has therefore recognized that there is substantial doubt about our ability to continue as a going concern.

Risk Factors

An investment in our common stock involves a substantial degree of risk.  Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report.  The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock.

The following risk factors must be considered in light of the current worldwide financial crisis.

Although President Obama has proposed a stimulus package intended to spur economic growth (with estimated costs of as much as $900 billion), according to a recent statement by the U.S. Commerce Department, the U.S. economy shrank by 3.8 percent in the fourth quarter, the most since 1982, while consumer spending recorded the worst slide in the postwar era. According to a February 6, 2009 article in the Associated Press, the Labor Department reported that “recession-battered employers” eliminated 598,000 jobs in January, the most since the end of 1974, and “catapulted the unemployment rate to 7.6 percent.” The Associated Press cited these figures as “further proof that the nation's job climate is deteriorating at an alarming clip with no end in sight.” President Obama was quoted as stating that the delay in passing his economic recovery legislation by Congress was "inexcusable and irresponsible" with an estimated 3.6 million Americans losing their jobs since the recession began in December 2007 (with about half of the total job losses in the past 3 months.)  The AP predicted that, with fallout from the housing, credit and financial crisis (which they claimed was the worst since the 1930s) “ripping through the economy”, analysts predict 3 million or more jobs will vanish in 2009 even if lawmakers quickly approve Obama's stimulus plan, which is far from a certainty.

Government officials, economists, and business leaders have warned of the possibility that the United States is heading for a financial “meltdown.” For example, according to the Associated Press, many economists predict the current quarter -- in terms of lost economic growth -- will be the worst of the recession. The AP also reported that Americans cut back sharply on spending at the end of last year, thrusting the economy into its worst backslide in a quarter-century, and predicted that the “tailspin” could well accelerate in the current January-March quarter to a rate of 5 percent or more as the recession drags on into a second year, and consumers and businesses dramatically reduce spending. The Financial Times Limited recently reported that General Electric’s chief executive, Jeff Immelt, stated that the U.S. economy is suffering its steepest downturn since at least the 1970s and could descend into a depression, and that businesses and consumers alike were struggling to contend with tumultuous markets and a financial-services industry under siege.  In light of the broad consensus that financial markets are in the worst turmoil of a generation, there can be no assurance that the current financial crisis will not continue, or get worse.

The global financial crisis has negatively impacted general economic conditions, including the alternative energy industry.

The current global financial crisis has had significant negative effects on a broad range of businesses, including our business. The credit crisis and broad economic downturn has caused pronounced slowing of wind and power projects worldwide, except in some isolated markets. Our customers, who are typically wind and solar installers and developers, have experienced financing problems because the number of banks and financial institutions willing to fund installation of wind turbines and solar arrays has dropped significantly. We have also experienced difficulties in getting our customers and purchase orders financed. All of these factors have had a significant negative impact on our operations, and should the current financial crisis continue, there can be no assurance we, or our customers, will be able to continue operations.

We will need significant infusions of additional capital.

During the last fiscal year we have relied primarily on loans to obtain the funding necessary to operate the business. Our revenues from operations for the year ended October 31, 2008 would have been significantly higher if we had financing available to support our sales and competitive bidding activities. We do not have any cash reserves and we will need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities further until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. We are presently negotiating terms for accounts receivable, purchase order and inventory financing, and this has required ongoing negotiations with certain bondholders secured by UCC-1 and other security agreements, but there can be no assurance we will enter into the financing arrangements we are currently negotiating, or that we (or our customers, and their end-users) will be able to satisfy the stricter requirements arising from the current global financial crisis. Therefore, we may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

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

The rapid execution necessary for us to fully exploit the market for our products and services requires an effective planning and management process. We experienced rapid growth during 2007 and then rapid contraction in 2008, as we did not receive financing which we had been promised and on which we depended to fund our growth. There is currently a significant strain on our managerial, operational and financial resources and one person, Richard Reincke, currently serves as both our President/CEO and Chief Financial Officer. Mr. Reincke has been deferring his salary for several fiscal quarters and there can be no guarantee that he will continue to work without compensation. We recognize that our ability to manage our business effectively will require us to attract, identify, train, integrate and retain additional qualified management and other key personnel, and that we currently do not have the financial resources to hire such personnel at this time. Additionally, due to financial constraints, we have cut back on our workforce, replacing full time employees with part-time consultants and with interns. The loss of services of Mr. Reincke or any of our remaining key personnel would have a material adverse effect on our business, revenues, results of operations and financial condition.

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

There is a risk of credit card fraud.

Although we have encryption certificates, systems and software for the electronic surveillance and monitoring of fraudulent credit card use, should our business be subject to repeated fraudulent use of credit cards on our ecommerce sites, it could effect the reputation of our ecommerce sites and the willingness of customers to continue to use our sites.

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

(v)

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

This risk factor is especially significant because we believe some of the conduct mentioned above has occurred, which has prompted us to file complaints with FINRA (the Financial Industry Regulatory Authority) and a federal complaint in U.S. District Court, Central District of California, against the promoters, broker-dealers, and others who we believe have engaged in such conduct with our stock.

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

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting.  We can provide no assurance as to our, or our independent auditors’, conclusions at the prescribed periods with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at the prescribed period that our internal controls over financial reporting are effective as required by Section 404 of the Act. Moreover, as our senior management and board of directors is extremely limited, we may not be able to adequately comply with these requirements unless we are able to augment both our senior management and our board of directors, and there can be no assurance that we will be able to do so in a timely manner, or at all.

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

FIRST RESPONDER PRODUCTS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2008 and 2007

C O N T E N T S

Report Of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-4

Statements of Operations

F-5

Statements of Stockholders' Equity (Deficit)

F-6

Statements of Cash Flows

F-7

Notes to the Financial Statements

F-8

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GWS Technologies, Inc.

FKA First Responder Products, Inc.

We have audited the accompanying balance sheets of GWS Technologies, Inc. as of October 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GWS Technologies, Inc. as of October 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended October 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

February 13, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Balance Sheets

	October 31,	October 31,
	2008	2007
ASSETS

CURRENT ASSETS

Cash	$7,101	$65,663
Accounts receivable, net	5,945	179,399
Inventory	127,044	39,991

Total Current Assets	140,090	285,053

PROPERTY AND EQUIPMENT, net	32,702	41,191

TOTAL ASSETS	$172,792	$326,244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$384,411	$241,742
Accrued interest payable	60,470	2,875
Note payable, net of discount	1,225,500	560,336

Total Current Liabilities	1,670,381	804,953

LONG-TERM DEBT	––	––

TOTAL LIABILITIES	1,670,381	804,953

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	––	––
Common stock: $0.001 par value; 100,000,000 shares authorized; 10,697,800 and 9,276,133 shares issued and outstanding, respectively	10,698	9,276
Additional paid-in capital	3,944,835	3,679,360
Stock subscription receivable	––	(325,000)
Accumulated deficit	(5,453,122)	(3,842,345)

Total Stockholders' Equity (Deficit)	(1,497,589)	(478,709)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$172,792	$326,244

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Statements of Operations

	For the Year Ended
	October 31,
	2008	2007
REVENUES	$400,794	$400,936

COST OF GOODS SOLD	253,602	332,686

GROSS PROFIT	147,192	68,250

OPERATING EXPENSES

Depreciation and amortization	9,628	5,568
Bad debt expense	328,896	6,349
Consulting fees	268,987	1,622,702
Professional fees	63,072	431,058
General and administrative	924,822	842,603

Total Expenses	1,595,405	2,908,280

LOSS FROM OPERATIONS	(1,448,213)	(2,840,030)

OTHER INCOME (EXPENSES)

Interest expense	(162,734)	(46,617)
Interest income	170	752

Total Other Income (Expenses)	(162,564)	(45,865)

NET LOSS BEFORE INCOME TAXES	(1,610,777)	(2,885,895)
INCOME TAX EXPENSE	––	––

NET LOSS	$(1,610,777)	$(2,885,895)

BASIC LOSS PER SHARE	$(0.16)	$(0.36)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,016,967	7,924,717

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Statements of Stockholders' Equity (Deficit)

			Additional	Additional
	Common Stock		Paid-in	Paid-in	Accumulated
	Shares	Amount	Capital	Capital	Deficit	Total
Balance, October 31, 2006	6,573,300	$6,573	$1,092,500	$––	$(956,450)	$142,623

Common stock issued for cash at $1.00 per share	1,029,500	1,030	1,028,470	(325,000)	––	704,500

Fair value of warrants	––	––	78,271	––	––	78,271

Beneficial conversion feature of convertible debt	––	––	41,792	––	––	41,792

Common stock issued for debt at $0.30 per share	333,333	333	99,667	––	––	100,000

Common stock issued for services at $1.00 per share	1,340,000	1,340	1,338,660	––	––	1,340,000

Net loss for the year ended October 31, 2007	––	––	––	––	(2,885,895)	(2,885,895)

Balance, October 31, 2007	9,276,133	9,276	3,679,360	(325,000)	(3,842,345)	(478,709)

Beneficial conversion feature of convertible debt	––	––	15,397	––	––	15,397

Common stock issued for debt at $0.30 per share	166,667	167	49,833	––	––	50,000

Common stock issued for cash at $1.00 per share	55,000	55	54,945	––	––	55,000

Common stock issued for services at $0.12 per share	1,200,000	1,200	145,300	––	––	146,500

Net loss for the year ended
October 31, 2008	––	––	––	325,000	(1,610,777)	(1,285,777)

Balance, October 31, 2008	10,697,800	$10,698	$3,944,835	$––	$(5,453,122)	$(1,497,589)

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Statements of Cash Flows

	For the Year Ended
	October 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(1,610,777)	$(2,885,895)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible debt	14,664	––
Common stock issued for services	146,500	1,439,900
Common stock purchase options granted for services	15,397	105,399
Depreciation expense	9,628	5,568
Write off of stock subscription receivable	325,000	––
Changes in operating assets and liabilities:
(Increase) in inventory	(87,053)	(39,991)
(Increase) in accounts receivable	173,454	(179,399)
Increase (decrease) in accounts payable and accrued expenses	200,264	220,932

Net Cash Used in Operating Activities	(812,923)	(1,333,486)

INVESTING ACTIVITIES
Property and equipment purchased	(1,139)	(39,461)

Net Cash Used in Investing Activities	(1,139)	(39,461)

FINANCING ACTIVITIES
Repayment to related parties	(50,000)	(121,821)
Borrowings from related parties	750,500	675,000
Common stock issued for cash	55,000	604,600

Net Cash Provided by Financing Activities	755,500	1,157,779

NET INCREASE (DECREASE) IN CASH	(58,562)	(215,168)

CASH AT BEGINNING OF PERIOD	65,663	280,831

CASH AT END OF PERIOD	$7,101	$65,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For:
Interest	$90,475	$16,613
Income taxes	––	––
Non Cash Financing Activities:
Common stock issued for debt	$50,000	$100,000

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Notes to the Financial Statements
October 31, 2008 and 2007

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

b.

Basic Loss Per Share

For the Year Ended
October 31, 2008
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$(1,610.777)	10,016,967	$(0.16)

For the Year Ended
October 31, 2007
Loss (Numerator)	Shares (Denominator)	Per Share Amount
$(2,885,895)	7,924,717	$(0.36)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The computation of diluted loss per shares excludes the 1,502,500 of options because they are anti-dlutive.

c.

Advertising

The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising expense of $15,421 and $50,221 during the years ended October 31, 2008 and 2007, respectively.

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

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Notes to the Financial Statements (Continued)
October 31, 2008 and 2007

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d.

Provision for Taxes (Contintued)

Net deferred tax assets consist of the following components as of October 31, 2008 and 2007:

	2008	2007

NOL Carryover	$977,887	$652,995
Valuation allowance	(977,887)	(652,995)
Net deferred tax asset	$––	$––

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39 %to pretax income from continuing operations for the years ended October 31, 2008 and 2007 due to the following:

	2008	2007
Book loss	$(628,203)	$(1,125,499)
Common stock issued for services	303,311	602,667
Valuation allowance	324,892	522,822

At October 31, 2008, the Company had net operating loss carry forwards of approximately $2,407,000 that may be offset against future taxable income through the year 2028.  No tax benefit has been reported in the October 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

e.

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

f.

Fair Value of Financial Instruments

As at October 31, 2008, the fair value of cash and accounts and advances payable, including    amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

g.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Notes to the Financial Statements (Continued)
October 31, 2008 and 2007

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g.

Recently Issued Accounting Pronouncements (Contintued)

periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time. Note - No provision for warranty has been made because the company refers all returns from customers to its suppliers and manufacturers.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related

Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Notes to the Financial Statements (Continued)
October 31, 2008 and 2007

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g.

Recently Issued Accounting Pronouncements (Contintued)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement

March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

h.

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

i.

Concentration of Risk

Cash - The Company at times may maintain a cash balance in excess of insured limits.

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Notes to the Financial Statements (Continued)
October 31, 2008 and 2007

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

k.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

l.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of October 31, 2008 and 2007, an allowance for doubtful receivables $10,245 and $6,349, respectively, was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

m.

Inventory

The Company’s inventory is composed of supplies for the emergency responder industry. The inventory is recorded at the lower of cost or market. Inventory consists of finished goods awaiting sale.

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

NOTE 4 -

PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following October 31, 2008:

Office equipment	$28,965
Utility vehicle	19,744
Accumulated depreciation	(16,007)

Net Property and Equipment	$32,702

The equipment is depreciated over its estimated useful life of 5 years under the straight-line method. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. Depreciation expense for the years ended October 31, 2008 and 2007 was $9,628 and $5,568, respectively.

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Notes to the Financial Statements (Continued)
October 31, 2008 and 2007

NOTE 5-

COMMON STOCK

During the year ended October 31, 2008, the Company issued 55,000 shares of common stock at $1.00 per share for cash. The Company wrote off the stock subscription receivable of $325,000 because it was unsuccessful in collecting it during the year ended October 31, 2008.  During the year ended October 31, 2008, the Company issued 166,667 shares of common stock upon the conversion of $50,000 of debt at $0.30 per share. During the year ended October 31, 2008, the Company issued 1,200,000 shares of common stock for services  rendered at $0.12 for a value of $146,500.

During the year ended October 31, 2007, the Company issued 1,029,500 shares of common stock at $1.00 per share for cash. The Company has a stock subscription receivable of $325,000 in connection with this stock offering as of October 31, 2007.  During the year ended October 31, 2007, the Company issued 333,333 shares of common stock upon the conversion of $100,000 of debt at $0.30 per share. During the year ended October 31, 2007, the Company issued 1,340,000 shares of common stock for services rendered at $1.00 for a value of $1,340,000.

All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

NOTE 5-

  NOTES PAYABLE

During the years ended October 31, 2008 and 2007, the Company raised $600,500 and $675,000 through the issuance of 12% unsecured debt. The debt is in default as of October 31, 2008.  The Company was unable to repay the 2007 debt on the original due date, accordingly the holders thereof have the right to convert the debt to equity.  Per the convertible debt agreement the conversion price is $0.30 per share.

The value of the beneficial conversion feature was determined using the Black-Scholes pricing model and the following assumptions were used: expected term of 6 months, a risk free interest rate of 5.35%, a dividend yield of 0% and volatility of 0%. The amount recorded as a discount to the convertible debt was $41,793. The discount was amortized over the 6 month term of the debt, accordingly, the Company recorded $14,664 in expense for the accretion of the discount during the year ended October 31, 2008. The Company has accrued $60,470 in interest payable on the convertible debt as of October 31, 2008. During the years ended October 31, 2008 and 2007, $50,000 and $100,000 of the debt was converted to 166,667 and 333,333 shares of common stock, respectively.

A summary of the Notes Payable at October 31, 2008:

Unsecured notes payable: 12% per annum due upon demand	$550,500
Convertible secured notes: 12% per annum in default	675,000

Net convertible secured debentures	$1,225,500

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

GWS TECHNOLOGIES, INC.

(FKA FIRST RESPONDER PRODUCTS, INC.)

Notes to the Financial Statements (Continued)
October 31, 2008 and 2007

NOTE 6-

COMMON STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of November 1, 2006	––	$––

Granted	1,502,500	1.00
Exercised	––	––
Cancelled	––	––
Outstanding at October 31, 2007	1,502,500	1.00

Granted	––	––
Exercised	––	––
Cancelled	––	––
Outstanding at October 31, 2008	1,502,500	$1.00

Item 8.

Changes in and Disagreements With Accountants.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A(T).

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

The evaluation of our disclosure controls by our principal executive officer, Richard Reincke, who also serves as our principal financial officer, included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Because most of the senior management functions relating to the operation of our business are performed by Mr. Reincke, he does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We presently have only two directors, one of whom, Mr. Reincke, is both our President/CEO and our Chief Financial Officer. Mr. Johnson, our Chairman of the Board, has not been an officer of the company since March, 2008, but is still a 10% shareholder. Therefore, the entire board performs audit and compensation matters, and we do not have an audit or compensation committee which includes independent, outside directors. We are currently reviewing potential candidates for our board of directors but believe we will need to obtain D&O insurance for any new directors as a precondition to their appointment or election.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our company’s board of directors; (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the material weaknesses set forth above have not yet had an affect on our company’s financial results. However, management believes that the lack of a functioning audit committee, and small board of directors which does not contain a majority of outside directors, may result in ineffective oversight of the establishment, maintenance, and monitoring of required internal controls and procedures in the future. We have a goal of appointing one or more outside directors to our board of directors to establish a fully functioning audit committee; however, our lack of D&O insurance at present, and our inability to fund such insurance at present, have prevented us from accomplishing this goal.  If and when sufficient funds become available, we plan to hire a full-time Chief Financial Officer and segregate duties consistent with control objectives. We also plan to increase our personnel resources and technical accounting expertise within the accounting function when sufficient funds are available. Part of the proposed CFO’s duties will be to assist in the preparation and implementation of sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the steps outlined above will remedy the lack of a functioning audit committee and the lack of a majority of outside directors on our company’s Board. Hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances in our financial reporting procedures.

Subject to the above, and based on their review and evaluation as of the end of the period covered by this Form 10-KSB, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at the reasonable assurance level as of the end of the period covered by this report. Our management is not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-KSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Eric D. Johnson	44	Chairman, Board of Directors
Richard C. Reincke	51	President/CEO, CFO and Director
Michael Coskun	25	Vice President

Eric D. Johnson

Chairman

Eric Johnson has held senior management positions with early stage companies focusing on technology and software. He was our Chief Executive Officer from February 2005 through March 2008 and continues to serve as our Chairman of the Board.  Mr. Johnson's experience includes six years in U.S. Army Military Intelligence. He attended the Defense Language Institute in Monterey, California and is fluent in German. After receiving his Top Secret Security Clearance-SCI, Mr. Johnson worked with the U.S. Army Intelligence and Security Command (INSCOM) and the National Security Agency (NSA) and was stationed in Europe, where he worked on several classified Counter Terrorism and Military Intelligence projects. Mr. Johnson received an honorable discharge in 1990. After leaving the military, Mr. Johnson joined Equity Services, Inc., a national full service broker-dealer as a registered representative, where he provided financial planning and investment advisory services to high net worth individuals and closely held businesses. Mr. Johnson received his Bachelor's Degree from the University of New York.

Richard C. Reincke

President, Chief Executive Officer, Chief Financial Officer and Director

Richard Reincke was our Chief Operating Officer, Chief Financial Officer, and a director from February 2005 through March 2008, at which time he was appointed President and Chief Executive Officer. He is currently still a director. From 2002 through September 2004 he was the Chief Operating Officer of Aegis Assessments, Inc., a wireless technology company specializing in communications products for first responders, and from September 2004 through May 2008 he served as the acting President of that company. Mr. Reincke is a former member of the Association of Public Safety Communications Officials (APCO) and was also a member of ComCARE, a national advocacy organization for first responders. Mr. Reincke was a National Merit Scholar in 1975.

Michael C. Coskun

Vice President

Mr. Coskun graduated Magna Cum Laude from Arizona State University with a B.A. in political science in 2007 and began working for the company in July 2007. Prior to that, he worked for the Leadership at the Arizona House of Representatives in Phoenix. His experience includes working for and interacting with various Congressmen, Senators, and State Representatives. As our vice president, Mr. Coskun oversees finding new products for the company to distribute, as well as competitive bidding and marketing of our wind turbines and other alternative energy product lines. Several of his initiatives are “green” initiatives targeted at the federal government and state government agencies, specifically California, relying on Executive orders and Federal Trade Commission Guidelines that require governments to make major purchases of “green” products.  He has also been active in developing the private wind turbine market in Canada.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF DIRECTORS

The right of the stockholders to sue any director for misconduct in conducting the affairs of the company is limited by the company’s Certificate of Incorporation, Bylaws and applicable statutory law relating to cases for damages resulting from breaches of fiduciary duties involving acts or omissions involving intentional misconduct, fraud, knowing violations of the law or the unlawful payment of dividends.  Ordinary negligence is not a ground for such a suit.  The statute does not limit the liability of directors or officers for monetary damages under the Federal securities laws.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the company pursuant to the foregoing provisions, the company has been informed that in the opinion of the United States Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Executive officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We did not receive copies of any such forms for our review during the year ended October 31, 2008 and therefore we cannot opine as to whether any executive officers, directors or greater than 10% shareholders complied with these requirements, except as follows: our corporate counsel, John Haytol, has not filed his initial statement of ownership form, but has indicated that he intends to do so and has requested assistance from the company to obtain his EDGAR filing codes; and our President/CEO, Richard Reincke, has complied with all filing requirements for the fiscal year ended October 31, 2008.

In September 2007 we issued 1,000,000 shares of our common stock to a consultant, Douglas G. Furth, which made him a greater than 10% stockholder. We are informed and believe that Mr. Furth thereafter transferred this stock to a “Group” of shareholders. To our knowledge, neither Mr. Furth nor any member of this “Group” has filed a Form 3 nor any Form 4s.

Code of Ethics

In order to participate in competitive bidding activities we are required to certify, from time to time, that we will not engage in fraud, collusion, or other dishonest or unethical conduct. In addition to these periodic certifications, we have adopted written standards designed to promote honest and ethical conduct by our officers, directors and employees, including but not limited to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. This was accomplished by resolution of our board of directors on January 15, 2008. We believe that our current Code of Ethics substantially complies with the rules promulgated under the Sarbanes-Oxley Act of 2002. We will provide any person, upon request to our corporate secretary and without charge, a copy of our written standards.

Since we currently have only two directors, we do not have any outside directors to provide oversight of these functions; however, we are investigating the costs for D&O insurance (which we cannot presently afford), which we believe will be necessary to obtain outside directors.

We do not currently have standing audit, nominating and compensation committees of the board of directors; the entire board currently consists of only two directors, who perform those functions. We do not currently have procedures in place by which security holders may recommend nominees to our board of directors, but we plan to adopt such procedures at our next annual shareholders’ meeting.

Item 10.

Executive Compensation

Executive Compensation Summary

The Board of Directors has not appointed a compensation committee, and therefore executive compensation has been set by the existing Board of Directors, one of whom is also both the President/CEO and Chief Financial Officer.

The following table sets forth the total compensation for the fiscal years ended October 31, 2008, 2007 and 2006, paid to or accrued for our chief executive officer and our other executive officers who provided services to us at October 31, 2008, 2007 and 2006.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Securities Underlying Options/SARs (#)
Eric Johnson, CEO	2008	43,600	—		—
(until March, 2008)	2007	84,000	—		500,000 common
	2006	0.00	—	—	—
Richard Reincke, CEO	2008	37,880	—		—
(from March, 2008) CFO, COO	2007	55,000	—	—	500,000 common
	2006	0.00	—	—	—
Steven Stubblefield	2008	75,000	—	—	—
CTO	2007	75,000	—		150,000 common
Michael Coskun	2008	75,000	—	—	—
Vice President	2007	75,000	—	—	200,000 common

Option Grants in Last Fiscal Year

	Individual Grants
	Number of Securities	Percent of Total Options	Exercise Price
Name	Underlying Options	Granted to Employees in Fiscal Year	($/Share)
Eric Johnson	0	0	N/A
Richard Reincke	0	0	N/A
Michael Coskun	0	0	N/A

Fiscal Year-End Option Values

The following table provides information on the value of each of our Named Executive Officer’s unexercised options at October 31, 2008, calculated based upon the closing price of our common stock as reported on the Over-the-Counter Bulletin Board on October 31, 2008 of $0.07 per share, less the per share exercise price, multiplied by the number of shares underlying such options.  Since the closing price of the common stock was less than the exercise price of the options, these options had a negative value. Moreover, this valuation does not take into effect factors such as liquidity, so the actual value of these options may be significantly less than reported in this chart. Options are considered “in the money” if the fair market value of the underlying securities exceeds the exercise price of the options.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the Money Options at Fiscal Year-End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
ErEric Johnson	500,000	0	(15,000)	0
RiRichard Reincke	500,000	0	(15,000)	0
Steven Stubblefield	150,000	0	(4,500)	0
Michael Coskun	200,000	0	(12,000)	0

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

Name of Beneficial Owner	Title of Class and Number of Shares Owned		Approximate Percent of Class
Eric Johnson; Chairman	Common	600,000	18%
Richard Reincke, President/CEO; Chief Financial Officer; Secretary; Director	Common	550,000	16%
Michael Coskun; Vice President	Common	200,000	6%
John Haytol; Corporate Counsel	Common	500,000	15%
All officers, directors and key employees	Common	1,850,000	56%

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

Security ownership of certain beneficial owners. The table below specifies any person (including any "group" but excluding our officers, directors and key employees or consultants specified in the table above) who is known to the small business issuer to be, or is believed by the small business issuer to be, the beneficial owner of more than five percent of any class of the small business issuer's voting securities as of October 31, 2008.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
common	Douglas G. Furth Group	1,000,000	10.5%
	6442 Dorset Lane, Solon, Ohio 44139

Note – while the issuer believes that the Furth “Group” was responsible for selling a large number of shares in September 2008, since the “Group” never filed any Form 3s, Form 4s, Form 5s or Schedule 13s, the issuer does not know if the sale or transfer of shares was to other members of its “Group” or brokers acquiring an unreported control interest in the company. We are continuing to investigate this matter and the underlying stock issuance is the subject of a pending federal complaint, as further specified in Item 3, Legal Proceedings, above.

Changes in control

Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B, other than as follows: we are presently negotiating with certain bondholders to convert the bond debt into a combination of common and preferred stock, with designated privileges and preferences, including voting rights, which designations and terms are still being negotiated. Depending on conversion ratios and those privileges and preferences, such a transaction could result in a change of control of the company.

Equity Compensation Plan Information

We maintain the First Responder Products, Inc. 2007 Stock Option Plan (“First Responder Products, Inc.” is the former name of the company) pursuant to which we may grant equity awards to eligible persons.  The following table gives information about equity awards under the Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	350,000	$0.10	4,300,000
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	350,000	$0.10	4,300,000

———————

1

The Plan was approved by written consent of a majority of the Company’s stockholders on March 12, 2007 by an action by written consent in lieu of a meeting.

Item 12.

Certain Relationships and Related Transactions

Agreements with Executive Officers and Directors

We do not have written employment agreements with our executive officers or directors. Our primary executive officer, Richard Reincke, has not received a monthly salary for a significant period of time and is suffering financial hardship due to not receiving a salary. There can be no assurance that he will continue to perform services without being compensated. The loss of Mr. Reincke’s services would be extremely adverse to the operation of the company.

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

Item 13.

Exhibits

(a)

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description	Exhibit
3.1	Certificate of Incorporation dated February 15, 2005 *
3.2	Certificate of Amendment of Certificate of Incorporation dated April 21, 2005 *
3.3	Amended and Restated Certificate of Incorporation dated October 26, 2005*
3.4	Bylaws*
10.1	Software Development Agreement*
10.2	Consulting Agreement, dated as of December 1, 2006, between the Registrant and Joseph King *
10.3	Lease with Camidor Properties*
10.4	Amendment No. 1 to Lease with Camidor Properties**
14	Code of Ethics**
23	Consent of Moore & Associates Chartered	Filed herewith
31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

———————

*-

Previously filed as exhibits to our registration statement on Form SB-2, file number 3333-139751, filed December 29, 2006.

**

Previously filed as exhibits to our Annual Report on Form 10-KSB filed February 12, 2008.

Item 14.

Principal Accountant Fees and Services

Audit Fees

We received aggregate billings from auditor, Moore & Associates, for the audit of our annual financial statements for the fiscal year ending October 31, 2008 and for review of our quarterly statements through July 31, 2008. We incurred fees of approximately $10,625 from Moore & Associates for review of our quarterly statements for 2008 and of approximately $7,500.00 for the audit of our annual financial statements for the fiscal year ending October 31, 2008.

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

Dated: February 13, 2009	By:	/s/ RICHARD REINCKE
Richard Reincke
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC JOHNSON	Chairman of the Board of Directors	February 13, 2009
Eric Johnson

/s/RICHARD REINCKE	President, Chief Financial Officer and Director	February 13, 2009
Richard Reincke	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

24