Form 10-Q
period 2009-01-31
GWS Technologies, Inc.
filed 2009-03-23
CIK 1365983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to _____________

———————

GWS Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

———————

Delaware (State or other jurisdiction of incorporation or organization)	20-2721447 (I.R.S. Employer Identification No.)

15455 N. Greenway-Hayden Loop, Suite C4

Scottsdale, Arizona 85260

(address of principal executive offices)

(480) 619-4747

(issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐                                                                                   Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of March 23, 2009 was approximately 3,600,000 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED JANUARY 31, 2009

TABLE OF CONTENTS

Page

Part I. Financial Information

Item 1.       Financial Statements

1

Balance Sheeets as of January 31, 2009

1

Statements of Operations for the three month periods ended January 31, 2009 and January 31, 2008

2

Statements of Stockholders' Equity (Deficit)

3

Statements of Cash Flows for the three month periods ended January 31, 2009 and July 31, 2008

4

Notes to the Financial Statements

5

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.      Controls and Procedures

12

Part II. Other Information

Item 1.      Legal Proceedings

13

Item 1A.    Risk Factors

13

Item 3.       Defaults Upon Senior Securities

17

Item 6.       Exhibits

18

SIGNATURES

19

PART I- FINANCIAL INFORMATION

Item 1.

Financial Statements

GWS TECHNOLOGIES, INC.

Balance Sheets

	January 31,	October 31,
	2009	2008
ASSETS	(unaudited)
CURRENT ASSETS

Cash	$780	$7,101
Accounts receivable, net	5,830	5,945
Inventory	123,916	127,044

Total Current Assets	130,526	140,090

PROPERTY AND EQUIPMENT, net	28,700	32,702

TOTAL ASSETS	$159,226	$172,792

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$330,207	$384,411
Accrued interest payable	90,888	60,470
Note payable, net of discount	1,324,200	1,225,500

Total Current Liabilities	1,745,295	1,670,381

LONG-TERM DEBT	––	––

TOTAL LIABILITIES	1,745,295	1,670,381

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	––	––
Common stock: $0.001 par value; 100,000,000 shares authorized; 3,579,897 and 609,897 shares issued and outstanding, respectively	3,580	610
Additional paid-in capital	5,674,553	3,954,923
Deficit accumulated during the development stage	(7,264,202)	(5,453,122)

Total Stockholders' Equity (Deficit)	(1,586,069)	(1,497,589)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$159,226	$172,792

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

Statements of Operations
(unaudited)

	For the Three Months Ended
	January 31,
	2009	2008
REVENUES	$50,916	$150,878

COST OF GOODS SOLD	3,129	105,001

GROSS PROFIT	47,787	45,877

OPERATING EXPENSES

Depreciation and amortization	9,628	2,451
Bad debt expense	––	––
Consulting fees	1,726,024	35,000
Professional fees	3,762	19,183
General and administrative	89,036	306,665

Total Expenses	1,828,450	363,299

LOSS FROM OPERATIONS	(1,780,663)	(317,422)

OTHER INCOME (EXPENSES)

Interest expense	(30,417)	(37,570)
Interest income	––	93

Total Other Income (Expenses)	(30,417)	(37,477)

NET LOSS BEFORE INCOME TAXES	(1,811,080)	(354,899)
INCOME TAX EXPENSE	––	––

NET LOSS	$(1,811,080)	$(354,899)

BASIC LOSS PER SHARE	$(0.86)	$(0.76)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,094,897	465,807

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

Statements of Stockholders' Equity (Deficit)
(unaudited)

			Additional	Additional
	Common Stock		Paid-in	Paid-in	Accumulated
	Shares	Amount	Capital	Capital	Deficit	Total
Balance, October 31, 2007	463,807	$464	$3,688,172	$(325,000)	$(3,842,345)	$(478,709)

Common stock issued for cash at $20.00 per share	2,750	3	54,997	––	––	55,000

Beneficial conversion feature of convertible debt	––	––	15,397	––	––	15,397

Common stock issued for debt at $6.00 per share	8,333	8	49,992	––	––	50,000

Common stock issued for services at $2.40 per share	60,000	60	146,440	––	––	146,500

Fractional shares issued	75,007	75	(75)

Net loss for the year ended October 31, 2008	––	––	––	325,000	(1,610,777)	(1,285,777)

Balance, October 31, 2008	609,897	610	3,944,923	––	(5,453,122)	(1,497,589)

Common stock issued for services at $0.58 per share	2,200,000	2,200	1,273,800	––	––	1,276,000

Common stock warrants exercised for services at $0.58 per share	770,000	770	445,830	––	––	446,600

Net loss for the three months ended January 31, 2009	––	––	––	––	(1811,080)	(1,811,080)

Balance, January 31, 2009	3,579,897	$13,668	$5,674,553	$––	$(7,264,202)	$(1,586,069)

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

Statements of Cash Flows
(unaudited)

	For the Three Months
	Ended
	January 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(1,811,080)	$(354,899)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	1,722,080	––
Common stock purchase options granted for services	––	13,931
Depreciation expense	4,002	2,451
Changes in operating assets and liabilities:
(Increase) in inventory	3,128	(59,890)
(Increase) in accounts receivable	115	76,792
Increase (decrease) in accounts payable and accrued expenses	(23,786)	37,123

Net Cash Used in Operating Activities	(105,021)	(284,492)

INVESTING ACTIVITIES
Property and equipment purchased	––	(242)

Net Cash Used in Investing Activities	––	(242)

FINANCING ACTIVITIES
Repayment to related parties	––	(50,000)
Borrowings from related parties	98,700	275,000
Common stock issued for cash	––	80,000

Net Cash Provided by Financing Activities	98,700	305,000

NET INCREASE (DECREASE) IN CASH	(6,321)	20,266

CASH AT BEGINNING OF PERIOD	7,101	65,663

CASH AT END OF PERIOD	$780	$85,929

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For:
Interest	$––	$17,963
Income taxes	––	––
Non Cash Financing Activities:
Common stock issued for debt	$––	$––

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

Notes to the Condensed Financial Statements
January 31, 2009 and October 31, 2008

Note 1 -

Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2008 audited financial statements.  The results of operations for the periods ended January 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

Note 3 –

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

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

GWS TECHNOLOGIES, INC.

Notes to the Condensed Financial Statements (Continued)

January 31, 2009 and October 31, 2008

Note 3 –

Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Reverse Stock Split

Effective November 1, 2008, the Company’s common stock was reverse split on a 1 share for 20 shares basis. The Company’s financial statements have been restated to reflect the reverse stock split on a retroactive basis.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended January 31, 2009, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward Looking Statements

This portion of this Quarterly Report on Form 10-Q includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company's expectation that it will begin generating significant revenues from the sale of its products rather than from equity or debt financings. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties set forth below in the section titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

The foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We provide wind turbines and other wind and solar products and alternative energy through direct marketing and also on an ecommerce portion of our website, www.greenwindsolar.com. Despite a new emphasis on these “green” product lines, we have continued to operate our homeland security and emergency product ecommerce business operations; however, we have consolidated all of our Community Emergency Response Team (CERT) products and our consumer product lines on one ecommerce website, www.firstresponderproducts.com. Our consolidated ecommerce operations include the distribution of products from a variety of established manufacturers and also the introduction of new product lines. Sales are made through a combination of bidding on government contracts, directed sales efforts to large commercial entities, and sales to public safety agencies, commercial end users and consumers via the Internet.

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

Liquidity and capital resources

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

Because of our cash flow problems, during the quarter ended January 31, 2009 we were delinquent in paying many of our existing suppliers, and our credit rating declined. Our efforts to obtain accounts receivable, purchase order and inventory financing suffered a setback in September 2008 due to a significant decline in our stock price, caused by a group of control shareholders and brokers (which activity is the subject of a lawsuit by the company). Since stock warrants were part of the contractual compensation for our financing agent, this significant fluctuation in stock price affected our ability to raise equity capital. Moreover, the domestic, and then global, financial crisis which followed negatively affected our ability to obtain any type of purchase order, accounts receivable, inventory financing, or equity financing. We are continuing to negotiate for the necessary financing, but the credit crisis and broad economic downturn has caused both significant delays in our obtaining such financing, and much stricter requirements for obtaining such financing, with financial institutions and factors charging higher rates, demanding more comprehensive guarantees (including, in most cases, personal guarantees from our senior management), and requiring our customers’ end-users to qualify as credit worthy. This has negatively affected our business operations.

We are struggling to satisfy our basic cash requirements and we need to raise significant capital to continue as a going concern. We also have significant outstanding invoices from suppliers, some of which are overdue and which are negatively affecting our credit lines with our suppliers. There can be no assurance that we will raise sufficient funds to continue our business operations.

Cash at the end of the period was $780, as compared with $85,929 at the end of the corresponding period in 2008. Our accounts receivable at January 31, 2009 were $5,830, with inventory of $123,916, as compared with accounts receivable of $102,607 and inventory of $99,881 at January 31, 2008. We currently do not have any significant cash resources, and our need for capital is our most significant business concern and the single most significant factor limiting our growth. The significant decrease in our accounts receivable compared to the corresponding period last year was caused by our inability to finance our sales contracts in a timely manner.

Our accounts payable and accrued expenses at January 31, 2009 were $330,207, as compared to $278,865 at January 31, 2008. Our total current liabilities at January 31, 2009 were $1,745,295, as compared to $1,065,610 at January 31, 2008.

We held property and equipment at January 31, 2009 which was valued, net of depreciation, at $28,700, as compared with property and equipment with a net valuation of $38,982 at January 31, 2008. Our total assets at January 31, 2009 were $159,226, as compared with total assets of $327,399 at January 31, 2008.

Results of Operations

Revenues for the three months ended January 31, 2009 were $50,916, as compared with revenues of $150,878 for the three months ended January 31, 2008. The decrease in revenues was due to our inability to finance many of our purchase orders. Our cost of goods sold for the three months ended January 31, 2009 were $3,129, for a gross profit of $47,787, as compared with cost of goods sold for the corresponding period in 2008 at $105,001, for a gross profit of $45,877, during the three months ended January 31, 2008.

We have incurred losses since our inception. Our net loss was $1,811,080 for the three-month period ended January 31, 2009, as compared to $354,899 for the same period for the prior year. This was due to an increase in stock-based compensation for consultants.

Trends in the Industry

The American Wind Energy Association (a national trade association for the domestic wind power industry) is predicting that President Obama's $787 billion economic stimulus package, which includes a 30 percent investment tax credit for consumers who buy small wind turbines to power homes or small businesses, could help the small-turbine market grow by 40 to 50 percent annually, a boost that would parallel the growth of the U.S. solar photovoltaic industry after a similar 2005 initiative. Small wind turbines typically have a capacity of 100 kilowatts or less and are designed to operate on the consumer side of the power grid, often in combination with solar panels.

According to the American Wind Energy Association, the United States is already the world's leading manufacturer of small-wind technologies, holding roughly two-thirds of the world's market share. Last year, American companies made 98 percent of the small wind turbines sold in the United States. In the right location, a 10-kilowatt turbine could supply the entire electricity needs of an average American household. The newly subsidized larger models can help power small businesses, farms and schools. However, despite a record year in 2008, which increased domestic wind power generating capacity by 50% and channeled an investment of approximately $17 billion into the economy, due to the current economic downturn financing for new project and orders for wind turbine components slowed at year’s end and layoffs began affecting the wind turbine manufacturing sector.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.

Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer/principal financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. We do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on his review and evaluation as of the end of the period covered by this Form 10-Q, and subject to the inherent limitations described above, our principal executive officer/principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report; provided, however, that the company currently has only two directors, neither of whom is an outside director, which does not allow the company to have an outside director on its audit or compensation committees. The Board of Directors is currently considering qualified candidates for appointment to the Board as outside directors.

Our principal executive officer/principal financial officer is not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-Q, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

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

Item 1A.

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

According to a recent statement by the U.S. Commerce Department, the U.S. economy shrank by 3.8 percent in the fourth quarter, the most since 1982, while consumer spending recorded the worst slide in the postwar era. According to a February 6, 2009 article in the Associated Press, the Labor Department reported that “recession-battered employers” eliminated 598,000 jobs in January, the most since the end of 1974, and “catapulted the unemployment rate to 7.6 percent.” The Associated Press cited these figures as “further proof that the nation's job climate is deteriorating at an alarming clip with no end in sight.” The AP predicted that, with fallout from the housing, credit and financial crisis (which they claimed was the worst since the 1930s) “ripping through the economy”, analysts predict 3 million or more jobs will vanish in 2009, despite the recently passed stimulus plan. Business leaders have warned of the possibility that the United States is heading for a financial “meltdown.” For example, according to the Associated Press, many economists predict the current quarter -- in terms of lost economic growth -- will be the worst of the recession. The AP also reported that Americans cut back sharply on spending at the end of last year, thrusting the economy into its worst backslide in a quarter-century, and predicted that the “tailspin” could well accelerate in the current January-March quarter to a rate of 5 percent or more as the recession drags on into a second year, and consumers and businesses dramatically reduce spending. In light of the broad consensus that financial markets are in the worst turmoil of a generation, there can be no assurance that the current financial crisis will not continue, or get worse.

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

During the last fiscal year we have relied primarily on loans and our limited revenues to obtain the funding necessary to operate the business. Our revenues from operations for the quarter ended January 31, 2009 would have been significantly higher if we had financing available to support our sales and competitive bidding activities. We do not have any cash reserves and we will need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities further until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. We are presently negotiating terms for accounts receivable, purchase order and inventory financing, and this has required ongoing negotiations with certain bondholders secured by UCC-1 and other security agreements, but there can be no assurance we will enter into the financing arrangements we are currently negotiating, or that we (or our customers, and their end-users) will be able to satisfy the stricter requirements arising from the current global financial crisis. Therefore, we may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

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

The rapid execution necessary for us to fully exploit the market for our products and services requires an effective planning and management process. We experienced rapid growth during 2007 and then rapid contraction in 2008, as we did not receive financing which we had been promised and on which we depended to fund our growth. There is currently a significant strain on our managerial, operational and financial resources and one person, Richard Reincke, currently serves as both our President/CEO and Chief Financial Officer. Mr. Reincke has been deferring his salary since July 2008 and there can be no guarantee that he will continue to work without compensation. We recognize that our ability to manage our business effectively will require us to attract, identify, train, integrate and retain additional qualified management and other key personnel, and that we currently do not have the financial resources to hire such personnel at this time. Additionally, due to financial constraints, we have cut back on our workforce, replacing full time employees with part-time consultants and with interns. The loss of services of Mr. Reincke or any of our remaining key personnel would have a material adverse effect on our business, revenues, results of operations and financial condition.

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

Item 3.

Defaults Upon Senior Securities

One of our noteholders has agreed to forebear on the collection of a promissory entered into on September 1, 2007 with the company. As consideration for a six (6) month extension of the loan term, the parties agreed to the following: (i)The interest rate listed was changed from a fixed rate of 12% per annum to 15% per annum, with payments due on the 15th of each month; (ii) the conversion rights of the principal and unpaid interest remained, but the conversion rate was repriced at thirty cents ($0.30) per share; and (iii) the company also agreed, in consideration of its appreciation of her assistance and cooperation in extending this loan, to grant the noteholder stock equivalent to the amount of shares which would be purchased by a 10% interest “payment” on her loan. This amount, $10,000.00 (or 10% of the loan) yielded 50,000 shares of stock at a price of $0.20 per share. This was a one time nonrefundable and additional “interest” on her loan. The $100,000 loan, with accrued unpaid interest of approximately $9,000, was due March 1, 2009 and has not yet been repaid.

We are presently negotiating with certain bondholders to convert their bond debt into a combination of common and preferred stock, with designated privileges and preferences, including voting rights, which designations and terms are still being negotiated. The notes are secured by UCC-1 and a security agreement and our inability to renegotiate the notes could result in a foreclosure by the bondholders under their UCC-1 and security agreement.

Item 6.

Exhibits

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

*

Previously filed as exhibits to our registration statement on Form SB-2, file number 3333-139751, filed December 29, 2006.

**

Previously filed as exhibits to our Annual Report on Form 10-KSB filed February 12, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GWS Technologies, Inc.

Date: March 23, 2009	/s/ RICHARD REINCKE
Chief Executive Officer/Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation dated February 15, 2005 (1)
3.2	Certificate of Amendment of Certificate of Incorporation dated April 21, 2005 (1)
3.3	Amended and Restated Certificate of Incorporation dated October 26, 2005 (1)
3.4	Bylaws (1)
10.1	Software Development Agreement (1)
10.2	Consulting Agreement, dated as of December 1, 2006, between the Registrant and Joseph King (1)
10.3	Lease with Camidor Properties(1)
10.4	Amendment No. 1 to Lease with Camidor Properties (2)
14	Code of Ethics (2)
23	Consent of Moore & Associates Chartered
31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

(1)

Previously filed as exhibits to our registration statement on Form SB-2, file number 3333-139751, filed December 29, 2006.

(2)

Previously filed as exhibits to our Annual Report on Form 10-KSB filed February 12, 2008.