Form 10-Q/A
period 2009-01-31
GWS Technologies, Inc.
filed 2009-03-24
CIK 1365983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

AMENDMENT NO. 1

TO

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

GWS TECHNOLOGIES, INC.

Statements of Stockholders' Equity (Deficit)
(unaudited)

			Additional	Additional
	Common Stock		Paid-in	Paid-in	Accumulated
	Shares	Amount	Capital	Capital	Deficit	Total
Balance, October 31, 2007	463,807	$464	$3,688,172	$(325,000)	$(3,842,345)	$(478,709)

Common stock issued for cash at $20.00 per share	2,750	3	54,997	––	––	55,000

Beneficial conversion feature of convertible debt	––	––	15,397	––	––	15,397

Common stock issued for debt at $6.00 per share	8,333	8	49,992	––	––	50,000

Common stock issued for services at $2.40 per share	60,000	60	146,440	––	––	146,500

Fractional shares issued	75,007	75	(75)

Net loss for the year ended October 31, 2008	––	––	––	325,000	(1,610,777)	(1,285,777)

Balance, October 31, 2008	609,897	610	3,954,923	––	(5,453,122)	(1,497,589)

Common stock issued for services at $0.58 per share	2,200,000	2,200	1,273,800	––	––	1,276,000

Common stock warrants exercised for services at $0.58 per share	770,000	770	445,830	––	––	446,600

Net loss for the three months ended January 31, 2009	––	––	––	––	(1,811,080)	(1,811,080)

Balance, January 31, 2009	3,579,897	$3,580	$5,674,553	$––	$(7,264,202)	$(1,586,069)

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

Statements of Cash Flows
(unaudited)

	For the Three Months
	Ended
	January 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(1,811,080)	$(354,899)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	1,772,600	––
Common stock purchase options granted for services	––	13,931
Depreciation expense	4,002	2,451
Changes in operating assets and liabilities:
(Increase) in inventory	3,128	(59,890)
(Increase) in accounts receivable	115	76,792
Increase (decrease) in accounts payable and accrued expenses	(23,786)	37,123

Net Cash Used in Operating Activities	(105,021)	(284,492)

INVESTING ACTIVITIES
Property and equipment purchased	––	(242)

Net Cash Used in Investing Activities	––	(242)

FINANCING ACTIVITIES
Repayment to related parties	––	(50,000)
Borrowings from related parties	98,700	275,000
Common stock issued for cash	––	80,000

Net Cash Provided by Financing Activities	98,700	305,000

NET INCREASE (DECREASE) IN CASH	(6,321)	20,266

CASH AT BEGINNING OF PERIOD	7,101	65,663

CASH AT END OF PERIOD	$780	$85,929

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For:
Interest	$––	$17,963
Income taxes	––	––
Non Cash Financing Activities:
Common stock issued for debt	$––	$––

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