Form 10-Q
period 2009-04-30
GWS Technologies, Inc.
filed 2009-06-23
CIK 1365983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of June 18, 2009 was approximately 5,200,000 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED APRIL 31, 2009

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Balance Sheet as of April 30, 2009

1

Statements of Operations for the three month periods ended April 30, 2009 and April 30, 2008

2

Statements of Stockholders' Equity (Deficit) (unaudited)

3

Statements of Cash Flows for the three month periods ended April 30, 2009 and April 30, 2008

4

Notes to the Financial Statements

5

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.       Controls and Procedures

14

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings

15

Item 1A.    Risk Factors

15

Item 3.       Defaults Upon Senior Securities

19

Item 6.       Exhibits

19

SIGNATURES

20

PART I- FINANCIAL INFORMATION

Item 1.

Financial Statements

GWS TECHNOLOGIES, INC.

Balance Sheet as of April 30, 2009

	April 30, 2009	October 31, 2008
ASSETS	(unaudited)
CURRENT ASSETS

Cash	$––	$7,101
Accounts receivable, net	77,950	5,945
Inventory	119,619	127,044

Total Current Assets	185,509	140,090

PROPERTY AND EQUIPMENT, net	27,831	32,702

TOTAL ASSETS	$213,340	$172,792

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$381,415	$384,411
Bank overdraft	676
Accrued interest payable	121,307	60,470
Note payable, net of discount	1,396,197	1,225,500

Total Current Liabilities	1,887,535	1,670,381

LONG-TERM DEBT	––	––

TOTAL LIABILITIES	1,887,535	1,670,381

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	––	––
Common stock: $0.001 par value; 100,000,000 shares authorized; 4,174,897 and 609,897 shares issued and outstanding, respectively	4,175	610
Additional paid-in capital	6,063,744	3,954,923
Deficit accumulated during the development stage	(7,742,114)	(5,453,122)

Total Stockholders' Equity (Deficit)	(1,674,195)	(1,497,589)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$213,340	$172,792

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

Statements of Operations
for the three month periods
ended April 30, 2009 and April 30, 2008

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
REVENUES	$47,065	$194,517	$97,981	$345,395

COST OF GOODS SOLD	16,357	127,567	19,485	232,568

GROSS PROFIT	30,708	66,950	78,496	112,827

OPERATING EXPENSES

Depreciation and amortization	2,435	2,451	4,877	4,902
Bad debt expense	––	––	––	––
Consulting fees	425,508	––	2,151,532	––
Professional fees	11,078	––	14,840	––
General and administrative	39,227	330,475	135,456	691,323

Total Expenses	478,148	332,926	2,306,699	696,225

LOSS FROM OPERATIONS	(447,540)	(265,976)	(2,228,203)	(583,398)

OTHER INCOME (EXPENSES)

Interest expense	(30,419)	(20,170)	(60,836)	(57,740)
Interest income	47	38	47	131

Total Other Income (Expenses)	(30,372)	(20,132)	(60,789)	(57,609)

NET LOSS BEFORE INCOME TAXES	(477,912)	(286,108)	(2,288,992)	(641,007)
INCOME TAX EXPENSE	––	––	––	––

NET LOSS	$(477,912)	$(286,108)	$(2,288,992)	$(641,007)

BASIC LOSS PER SHARE	$(0.20)	$(0.61)	$(0.96)	$(1.37)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,392,397	467,807	1,798,230	466,807

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

Statements of Stockholders' Equity (Deficit)
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, October 31, 2007	463,807	$464	$3,688,172	$(3,842,345)	$(478,709)

Common stock issued for cash at $20.00 per share	2,750	3	54,997	––	55,000

Beneficial conversion feature of convertible debt	––	––	15,397	––	15,397

Common stock issued for debt at $6.00 per share	8,333	8	49,992	––	50,000

Common stock issued for services at $2.40 per share	60,000	60	146,440	––	146,500

Fractional shares issued	75,007	75	(75)	––	––

Net loss for the year ended October 31, 2008	––	––	––	(1,610,777)	(1,285,777)

Balance, October 31, 2008	609,897	610	3,954,923	(5,453,122)	(1,497,589)

Common stock issued for services at $0.58 per share	2,200,000	2,200	1,273,800	––	1,276,000

Common stock warrants exercised for services at $0.58 per share	770,000	770	445,830	––	446,600

Common stock issued for debt at $0.30 per share	50,000	50	14,950	––	15,000

Common stock issued for services at $0.30 per share	545,000	545	162,955	––	163,500

Options granted as compensation	––	––	211,286	––	211,286

Net loss for the six months ended April 30, 2009	––	––	––	(2,288,992)	(2,288,992)

Balance, April 30, 2009	4,174,897	$4,175	$6,063,744	$(7,742,114)	$(1,674,195)

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

Statements of Cash Flows
for the three month periods ended April 30,
2009 and April 30, 2008

	For the Six Months Ended April 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(2,288,992)	$(641,007)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible debt	––	6,599
Common stock issued for services	1,886,100	––
Common stock purchase options granted for services	211,286	15,397
Depreciation expense	4,871	4,902
Changes in operating assets and liabilities:
(Increase) in inventory	7,425	(126,331)
(Increase) in accounts receivable	(72,005)	57,123
Increase (decrease) in accounts payable and accrued expenses	57,841	118,063

Net Cash Used in Operating Activities	(193,474)	(565,254)

INVESTING ACTIVITIES
Property and equipment purchased	––	(741)

Net Cash Used in Investing Activities	––	(741)

FINANCING ACTIVITIES
Repayment to related parties	––	(50,000)
Borrowings from related parties	170,697	500,000
Bank overdraft	676	––
Common stock issued for debt	15,000	––
Common stock issued for cash	––	80,000

Net Cash Provided by Financing Activities	186,373	530,000

NET INCREASE (DECREASE) IN CASH	(7,101)	(35,995)

CASH AT BEGINNING OF PERIOD	7,101	65,663

CASH AT END OF PERIOD	$––	$29,668

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid For:
Interest	$––	$32,026
Income taxes	––	––
Non Cash Financing Activities:
Common stock issued for debt	$15,000	$––

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.

Notes to the Condensed Financial Statements

January 31, 2009 and October 31, 2008

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2008 audited financial statements. The results of operations for the periods ended April 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

GWS TECHNOLOGIES, INC.

Notes to the Condensed Financial Statements

January 31, 2009 and October 31, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

Reverse Stock Split

Effective November 1, 2008, the Company’s common stock was reverse split on a 1 share for 20 shares basis. The Company’s financial statements have been restated to reflect the reverse stock split on a retroactive basis.

NOTE 4 – COMMON STOCK

a)

During the first quarter, the Company issued 2,970,000 shares of common stock for services for $0.30 per share.

b)

During the second quarter, the Company issued 545,000 shares of common stock for services for $0.30 per share.

c)

During the second quarter, the Company issued 50,000 shares of common stock for services for $0.30 per share.

NOTE 5 – WARRANTS AND OPTIONS

The Company has determined the estimated value of the options granted by the Company using the Black-Scholes pricing model and the following assumptions: expected term of 3 years, a risk free interest rate of 3.94% in 2009, a dividend yield of 0%, and volatility of 200% in 2009. The amount of the expense charged to option expense for options granted was $211,286 and $-0- during the periods ended April 30, 2009 and October 31, 2008.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended April 30, 2009, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We provide wind turbines and other wind and solar products and alternative energy through direct marketing and also on an ecommerce portion of our website, www.greenwindsolar.com. During the past several quarters we have focused on the following two main areas to expand our business: (1) joint venturing with landowners to build solar farms; and (2) retrofitting commercial buildings with alternative energy equipment, concentrating on solar power installations in Arizona.

Solar Farms

We anticipate significant growth from construction of solar farms which generate electricity that can be sold to end-users and utility companies and which will allow us to participate in long-term power purchase agreement revenues (typically 20-25 year contracts). Our business model is to assist the landowner in the design, planning/zoning, and construction/installation of solar arrays on suitable properties throughout the Southwest, with the initial emphasis on projects in Arizona and Texas; we are also going to supply the materials (such as photovoltaic panels, inverters, racks, and tracking motors, as necessary) for these projects and thereby leverage our existing alternative energy product distribution relationships.

With new government incentives and enhanced tax credits for homes and businesses through the American Recovery and Reinvestment Act, Arizona is now poised to expand its solar power production dramatically. 28 states, including Arizona, have a Renewable Energy Standard which requires regulated utilities to buy a growing percentage of their electricity from renewable energy projects like solar farms and commercial retrofits.

We have partnered with Dominion Real Estate Partners, Inc. (DREP) to provide solutions and technology integration on alternative energy projects in Texas and Arizona. DREP is a real estate and development holding company; the principals of the company also are the Managing Partners and founders of Dominion Real Estate Partners LLS, a full service residential and commercial real estate company with over 160 associates in 15 offices in Arizona, Texas, and California.

DREP is currently planning a 118 acre solar farm in Lubbock, Texas which could provide power to a planned housing development and federal facilities continuous to Lubbock Airport. The initial project was designed in conjunction with Texas Tech University. The estimated cost of the entire project is approximately $250 million.

Additionally, we are submitting solar farm proposals in response to issued Requests for Proposals from metropolitan public works departments and other entities in Arizona.  These proposals are generally subject to confidentiality agreements and to an evaluation process which often includes final approval by a city council or similar governing authority. In some cases, the soliciting entity is providing land for solar project development; in other instances, we are joint venturing with private landowners in response to a solicitation for construction and operation of the proposed solar project. Proposals are typically not made available for public inspection until after award recommendations are announced.  Contracting entities may also have options to participate in ownership of the solar farm and/or power output of the solar farm, including the renewable energy credits (RECs) and future carbon credits. Moreover, these requesting entities do not reimburse the costs of developing, presenting and providing responses to solicitation proposals, and all materials and documents submitted generally become the property of the soliciting entity.

The cumulative dollar value of these proposals is approximately $700 Million. While there can be no assurance that we will be awarded any of these contracts, we have met all filing deadlines and requirements to date, and have received support in the localities where these projects are planned.

We are also submitting proposals to utilities in Arizona which are actively seeking renewable energy from small generation resources. Many of these proposals are subject to non-disclosure agreements.

We have entered into a strategic partnership and joint venture with Sustainable Eco-Green Development Company, Inc. (SEDCO) to develop a Green Industrial Park on property adjacent to the Phoenix-Mesa Gateway Airport in Mesa, Arizona. Building plans for the first four buildings have been submitted for planning review, and we are designing on-site solar power as part of the overall development plan.

Commercial Retrofitting for Solar Power

We have also partnered with building owners and managers to retrofit their commercial buildings with solar power. There are significant incentives from state and federal government and from utility companies for building owners to “go green”. There is also the threat of a “cap and trade” system to limit carbon production by businesses, which will force business owners to produce at least some of their own electricity through solar panel or wind turbine installations. We are currently planning approximately 35 retrofits and are working with the building owners and managers to obtain financing for these retrofits.

In addition to supply the solar panels and equipment to retrofit these buildings, we will assist the end-user to apply for certification under Arizona’s Commercial/Industrial Solar Energy Tax Credit Program. The primary goal of this program is to stimulate the production and use of solar energy in commercial and industrial applications by subsidizing the initial cost of solar energy devices. Tax credits can be used to offset Arizona income tax liability; any unused credit amounts can be carried forward for a five-year period.

Despite a new emphasis on solar farms and commercial retrofits, we are continuing to operate our alternative/renewable energy product distribution business. These product lines include both industrial and consumer products based on alternative energy technologies, including wind turbines and solar chargers ranging from handheld devices that can power an iPod to large vertical wind turbines that can power a building.

In the past we attempted entry into the carbon offset sector of the “green” industry by offering the public the ability to calculate their respective “carbon footprints” on our website, with the intent to ultimately offer and sell carbon offsets to both consumers and businesses; however, our entry into this market sector has been delayed, initially due to our lack of ability to finance the purchase of such carbon credits for inventory and sale, and now because (i) our existing staff is concentrating on the business areas specified above, and (ii) the market for these offsets has experienced significant volatility. We are negotiating for a potential joint venture with an existing source for carbon offsets and anticipate engaging a consultant to oversee our carbon offset activities when market conditions for these offsets improve.

Liquidity and capital resources

Our material cash expenditures have been expenses relating to purchasing inventory; shipping and other costs associated with our sales and fulfillment activities; general and administrative expenses, including payroll expenses and office rent; and accounting and legal fees relating to our reporting obligations.

Our operating expenses had increased significantly during the last quarters of 2007 as we increased our office facilities, hired new employees and consultants, increased our ecommerce sales, and increased our competitive bidding activities; in 2008, due to a lack of operating capital and our inability to acquire purchase order and accounts receivables financing, as well as equity financing, we had a series of layoffs, dramatically decreasing our workforce. Beginning in early 2009, due to government incentives and a new emphasis on alternative energy production, we are now planning a significant expansion of our operations. We are seeking equity capital for this expansion. In the interim, we have again increased our workforce and engaged consultants and professionals (such as electrical engineers and photovoltaic installers) to provide the services necessary to move forward with our planning, design and bidding activities.

The domestic, and indeed global, financial crisis has negatively affected our ability to obtain purchase order, accounts receivable, and inventory financing, which has slowed our distribution activities.

We need to raise significant capital to continue as a going concern. We also have significant outstanding invoices from suppliers, some of which are overdue and which are negatively affecting our credit lines with our suppliers. There can be no assurance that we will raise sufficient funds to continue our business operations.

Our accounts payable and accrued expenses at April 30, 2009 were $369,355, as compared to $359,492 at April 30 2008. Our total current liabilities at April 30, 2009 were $1,887,535as compared to $1,379,615 at April 30, 2008.

We held property and equipment at April 30, 2009 which was valued, net of depreciation, at $27,831, as compared with property and equipment with a net valuation of $37,030 at April 30, 2008. Our total assets at April 30, 2009 were $213,340, as compared with total assets of $355,296 at April 30, 2008.

We held inventory for sale to customers at April 30, 2009 of $107,559, as compared to inventory of $194,517 at April 30, 2008.

Results of Operations

Revenues for the three months ended April 30, 2009 were $47,065, as compared with revenues of $194,517 for the three months ended April 30, 2008. Our cost of goods sold for the three months ended April 30, 2009 were $16,357, for a gross profit of $30,708, as compared with cost of goods sold for the corresponding period in 2008 at $127,567, for a gross profit of $66,950, during the three months ended April 30, 2008.

We have incurred losses since our inception. Our net loss was $477,912 for the three-month period ended April 30, 2009, as compared to $286,108 for the same period for the prior year.

Market Analysis Summary

In the first days of his administration, President Obama announced that he would seek to raise the amount of electricity generated from renewable energy to 10% of total U.S. capacity by 2012 (currently this figure is about 3%). As this goal requires significant capital, the administration has included $100 billion in the current stimulus package that is directly related to financing clean energy projects. This Clean Energy Financing Initiative provides loan guarantees and other measures to encourage the private sector to invest billions of dollars in green energy. According to National Public Radio, an even more comprehensive clean-energy financing package may become available in the Obama-Biden Energy Bill or Climate Bill, both rumored to be drafted later in the year.

Arizona is an Emerging Solar Producer. Until recently, the solar industry in Arizona has been stagnant. Arizona is approximately sixth among all 50 states in terms of solar installations per capita but has the highest solar exposure in the continental United States (in contrast, because of state tax incentives and rebates for commercial and residential solar installation, New Jersey ranks second after California in terms of solar capacity, but its solar exposure levels are among the bottom tier of US states). Until recently, Arizona has lacked any significant solar cell manufacturing and research and development. In the sunniest state in the country nearly 40% of the state’s energy is derived from coal. The solar industry in Arizona primarily consists of solar installers for homes and businesses, which are distributors of predominantly foreign photovoltaic (PV) or solar panels. With new government incentives and enhanced tax credits for homes and businesses adding solar components mandated by the U.S. Economic Recovery Act, Arizona is now poised to expand its solar power production dramatically.

On June 4, 2009 the Arizona Republic reported that “a modern-day land rush is under way in the deserts of Arizona and the Southwest as public utilities and speculators vie for vast tracts of public and private land on which to build massive solar-power plants.” The article went on to state that the “boom” is creating a market and boosting the price for outlying-

subdivision land that had become seemingly unsalable after the housing market went bust. The land rush is being driven by rules in Arizona, California and other states that require utilities to generate more power from renewable resources: 15 percent in Arizona by 2025 and 33 percent in California by 2020.

Generous state and federal subsidies, plus billions in economic-stimulus money earmarked for solar power, create an additional incentive to tie up land. According to the National Renewable Energy Laboratory, Arizona has some of the richest solar land in the country, and the state has become a focal point for new solar farm development. Much of the prime land for solar use is along the Interstate 10 corridor between Buckeye and the California state line. Other hot spots can be found around Kingman and west of Wickenburg.

More than 40 solar projects have currently been proposed for Arizona. If built, they would tie up more than 725,000 acres and generate enough electricity to power 25 million homes, far more than Arizona needs. California has 60 applications that total 575,000 acres and Nevada 39 active applications for about 300,000 acres.

Solar manufacturing companies are expecting a combination of slowing demand and increasingly available supplies of both finished product and underlying manufacturing capacity, leading most analysts to predict solar panel prices to fall 10% to 20% in 2009. Additionally, prices for poly-silicon, a key solar panel component, could fall as supplies of this component improve. Some industry analysts claim that for a solar panel company to be successful over the long term, their products have to be able to create electricity in the range of 8 to 12 cents per kilowatt hour, without subsidies. This has created a condition in which landowners can cost-effectively build solar farms.

The Growth of Wind Turbine Sales. Over the last decade worldwide wind turbine sales have an annual growth rate of approximately 29%. Renewable energy industry sources claim that wind power is the world's fastest growing source of energy, with expansion over the next two decades predicted at double-digit rates. The two main types of wind turbines currently dominating the market are the conventional, propeller-type "horizontal axis" wind turbines (HAWTs), and the new “vertical axis” wind turbines (VAWTs) that are touted as being more wildlife friendly and more efficient in lower wind speeds. At year end 2007, wind turbines producing over 90,000 megawatts of electrical power had been installed worldwide. This was forecast to increase by approximately 30% in 2008, a forecast which proved conservative according to recent figures.

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

Green Companies Will Benefit From EPA Ruling, Proposed Climate Bill. A major focus of the new administration is energy independence and the expedited development of wind, solar, and other clean energy sources. We believe new legislation will have a significant impact on our industry and our business during the coming year. House Energy and Commerce Committee Chairman Henry Waxman has proposed a climate bill that would require businesses to reduce their greenhouse gas emissions by twenty percent by 2020. The bill began its opening round of debate in Congress during the week of April 21, 2009. The hearings followed the Environmental Protection Agency’s ruling on April 17, 2009 that greenhouse gases pose a danger to the public, a finding that opens the way for new regulation of cars, power plants and factories. Mr. Waxman also stated that he believes that most of the estimated $646 billion in revenue raised from carbon permits under the proposed cap-and-trade system should be spent on green technologies. The Company believes that the recent finding by the EPA, and the requirements for greener building standards, will create a tremendous demand for green industrial parks nationwide.

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

Domestic Solar Installation Trends. A report issued by the California Public Utilities Commission stated that residential and commercial rooftop installations more than doubled in 2008 from the previous year to 158 megawatts of producing power. Reinforcing the perception that state and federal incentives have a major impact on new installations, the report noted that there was a surge in applications to participate in California’s $3 billion solar rebate program in the fourth quarter of 2008 after Congress lifted the $2,000 cap on the federal tax credit on solar arrays in October 2008 (allowing homeowners and businesses to take a 30% tax credit on systems installed after Dec. 31st), which, coupled with an additional California state rebate, cut the real cost of a solar system in California in half. The report concluded that, in addition to environmental benefits such as cutting greenhouse gas emissions and other pollutants, it appears that solar energy is benefiting California by serving as an economic bright spot in the economy.

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

Domestic Legislation

The American Recovery and Reinvestment Act of 2009 contains provisions which support alternative energy production. The act includes a new grant program, a three-year extension of the production tax credit, several provisions to promote transmission for renewable energy, and key changes to benefit small wind systems.

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

Renewable Electricity Standard

Description: A national renewable electricity standard (RES) – also known as a renewable portfolio standard (RPS) – would, for the first time, mandate that public utilities in every state obtain a minimum percentage of their electricity from renewable sources by a certain date or be required to purchase tradable credits for renewable electricity produced elsewhere. Twenty-eight states already have renewable electricity standards, and these measures have proven effective incentives for the development of wind and other renewable energy sources. A national policy would streamline this uneven patchwork and drive greater investment in solar and wind industry manufacturing.

The Obama-Biden New Energy for America Plan calls for 10% of U.S. domestic electricity to be produced from renewable sources by 2012, and 25% by 2025. The President believes that this national requirement will spur significant private sector investment in renewable sources of energy and create thousands of new American jobs, especially in rural areas. Each large utility-scale wind turbine that goes on line generates over $1.5 million in economic activity. Each turbine also provides about $5,000 in lease payments per year for 20 years or more to a farmer, rancher or other landowner.

Current Status of State RES: 28 States and the District of Columbia have adopted RES requirements.

Current Status of National RES: Legislation to establish a national RES has been considered by the U.S. Congress since 1997. Since that time, the Senate has passed RES proposals on three separate occasions. In 2007, for the first time in history, the U.S. House of Representatives voted in favor of including an RES as part of its energy bill. This bill would have established a 15% RES by 2020 and allowed 4% of the standard to be met through efficiency improvements, should states so choose. The Senate energy bill did not include a RES due to the uncertainty that the 60 votes needed to overcome a likely filibuster would have been secured.

Current Legislation: The 111th Congress may consider national RES legislation in early 2009.

AWEA predicts that states will focus on RES, transmission for renewables: The American Wind Energy Association, which is the national trade association for the wind energy industry, expects one or more states to implement (Indiana) or strengthen (Wisconsin and New York) their RES, bringing the number of states with an RES from 28 to perhaps 30. The industry association also predicts that some states, including some without an RES (Oklahoma, Kansas, Nebraska) will develop a process to facilitate investment in transmission for electricity generated using renewables. Texas, Colorado, Minnesota, and California have already shown the way with pro-active transmission policies for renewable energy.

Increased incentives for “small wind”. Homeowners, farmers, and small-business owners now benefit from a federal incentive enacted in late 2008 for the purchase of small wind turbines for home, farm, or business use. Owners of small wind systems with 100 kilowatts (kW) of capacity and less can receive a credit for 30% of the total installed cost of the system, with no limit.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

As we have previously reported, on May 27, 2008 the Company filed a lawsuit in the United States District Court, Central District of California, Case No. SACV08-00586 CJC (PLAx) alleging securities law violations and fraud against various defendants, most of whom filed counterclaims. We are presently in settlement negotiations regarding this litigation.

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

Despite passage of The American Recovery and Reinvestment Act of 2009, the U.S. Commerce Department announced that the U.S. economy shrank by 3.8 percent in the fourth quarter, the most since 1982, while consumer spending recorded the worst slide in the postwar era. According to a February 6, 2009 article in the Associated Press, the Labor Department reported that “recession-battered employers” eliminated 598,000 jobs in January, the most since the end of 1974, and “catapulted the unemployment rate to 7.6 percent.” The Associated Press cited these figures as “further proof that the nation's job climate is deteriorating at an alarming clip with no end in sight.” President Obama was quoted as stating that the delay in passing his economic recovery legislation by Congress was "inexcusable and irresponsible" with an estimated 3.6 million Americans losing their jobs since the recession began in December 2007 (with about half of the total job losses in the past 3 months.) The AP predicted that, with fallout from the housing, credit and financial crisis (which they claimed was the worst since the 1930s) “ripping through the economy”, analysts predict 3 million or more jobs will vanish in 2009 even if lawmakers quickly approve Obama's stimulus plan, which is far from a certainty.

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

During the last fiscal year we have relied primarily on loans and our limited revenues to obtain the funding necessary to operate the business. Our revenues from operations for the quarter ended April 30, 2009 would have been significantly higher if we had financing available to support our sales and competitive bidding activities. We do not have any cash reserves and we will need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities further until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. Therefore, we may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

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

The rapid execution necessary for us to fully exploit the market for our products and services requires an effective planning and management process. We experienced rapid growth during 2007, rapid contraction in 2008, and are now again facing the need to expand our operations. There is currently a significant strain on our managerial, operational and financial resources. We recognize that our ability to manage our business effectively will require us to attract, identify, train, integrate and retain additional qualified management and other key personnel, and that we currently have limited financial resources. The loss of services of Mr. Reincke or any of our remaining key personnel would have a material adverse effect on our business, revenues, results of operations and financial condition.

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

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our common stock is subject to the penny stock rules, and therefore holders of those securities may have difficulty selling those securities. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

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

GWS Technologies, Inc.

Date: June 22, 2009	/s/ RICHARD REINCKE
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