Form 10-Q
period 2009-07-31
GWS Technologies, Inc.
filed 2009-09-21
CIK 1365983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

YES ☐    NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of September 8, 2009 was approximately 7,849,897 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED JULY 31, 2009

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

1

Balance Sheets as of July 31, 2009

1

Statements of Operations for the three month periods ended July 31, 2009 and July 31, 2008

2

Statements of Stockholders' Equity (Deficit)

3

Statements of Cash Flows for the three month periods 2009 and July 31, 2008

4

Condensed Notes to the Financial Statements

5

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

15

Item 4.     Controls and Procedures

15

PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings

16

Item 1A.   Risk Factors

16

Item 3.     Defaults Upon Senior Securities

20

Item 6.     Exhibits

20

SIGNATURES

21

PART I- FINANCIAL INFORMATION

Item 1.

Financial Statements

GWS TECHNOLOGIES, INC.

Balance Sheets

(Unaudited)

	July 31, 2009	October 31, 2008

ASSETS
CURRENT ASSETS
Cash	$44,271	$7,101
Accounts receivable, net	968	5,945
Inventory	119,258	127,044

Total Current Assets	164,497	140,090

PROPERTY AND EQUIPMENT, net	25,396	32,702

TOTAL ASSETS	$189,893	$172,792

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$378,158	$384,411
Bank overdraft	222	—
Accrued interest payable	144,070	60,470
Note payable, net of discount	521,947	200,000
Note payable, related party	1,010,500	1,025,500

Total Current Liabilities	2,054,897	1,670,381

LONG-TERM DEBT	—	—

TOTAL LIABILITIES	2,054,897	1,670,381

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 6,584,897 and 609,897 shares issued and outstanding, respectively	6,585	610
Additional paid-in capital	8,651,534	3,954,923
Accumulated Deficit	(10,523,123)	(5,453,122)

Total Stockholders' Equity (Deficit)	(1,865,004)	(1,497,589)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$189,893	$172,792

The accompanying condensed notes are an integral part of these financial statements.

GWS TECHNOLOGIES, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008
REVENUES	$968	$138,432	$98,949	$483,827

COST OF GOODS SOLD	361	72,277	19,846	304,845

GROSS PROFIT	607	66,155	79,103	178,982

OPERATING EXPENSES

Depreciation and amortization	2,435	2,451	7,306	7,353
Consulting fees	2,647,850	158,327	4,799,382	225,237
Professional fees	—	11,234	14,840	40,944
General and administrative	108,568	221,331	244,024	816,034

Total Operating Expenses	2,758,853	393,343	5,065,552	1,089,568

LOSS FROM OPERATIONS	(2,758,246)	(327,188)	(4,986,449)	(910,586)

OTHER INCOME (EXPENSES)

Interest expense	(22,762)	(38,815)	(83,599)	(96,555)

Interest income	—	39	47	170

Total Other Income (Expenses)	(22,762)	(38,776)	(83,552)	(96,385)

NET LOSS BEFORE INCOME TAXES	(2,781,008)	(365,964)	(5,070,001)	(1,006,971)
INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(2,781,008)	$(365,964)	$(5,070,001)	$(1,006,971)

BASIC AND DILUTED LOSS PER SHARE	$(0.52)	$(0.73)	$(1.34)	$(2.06)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,379,897	501,348	3,789,897	489,501

The accompanying condensed notes are an integral part of these financial statements.

GWS TECHNOLOGIES, INC.

Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount
Balance, October 31, 2007	463,807	$464	$3,688,172	$(325,000)	$(3,842,345)	$(478,709)

Common stock issued for cash at $20.00 per share	2,750	3	54,997	—	—	55,000

Beneficial conversion feature of convertible debt	—	—	15,397	—	—	15,397

Common stock issued for debt at $6.00 per share	8,333	8	49,992	—	—	50,000

Common stock issued for services at $2.40 per share	60,000	60	146,440	––	—	146,500

Fractional shares issued pursuant to reverse stock split	75,007	75	(75)	—	—	—

Net loss for the year ended October 31, 2008	—	—	—	325,000	(1,610,777)	(1,285,777)

Balance, October 31, 2008	609,897	610	3,954,923	—	(5,453,122)	(1,497,589)

Common stock issued for services at $0.58 per share	2,200,000	2,200	1,273,800	—	—	1,276,000

Common stock warrants exercised for services at $0.58 per share	770,000	770	445,830	—	—	446,600

Common stock issued for debt at $0.30 per share	50,000	50	14,950	—	—	15,000

Common stock issued for services at $0.30 per share	545,000	545	162,955	—	—	163,500

Options granted as compensation	—	—	211,286	—	—	211,286

Common stock issued services at $1.07 per share	2,410,000	2,410	2,587,790	—	—	2,590,200

Net loss for the nine months ended July 31, 2009	—	—	—	—	(5,070,001)	(5,070,001)

Balance, July 31, 2009	6,584,897	6,585	8,651,534	—	(10,523,123)	(1,865,004)

The accompanying condensed notes are an integral part of these financial statements.

GWS TECHNOLOGIES, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(5,070,001)	$(1,006,971)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible debt	—	14,664
Common stock issued for services	4,476,300	171,500
Common stock purchase options granted for services	211,286	15,397
Depreciation expense	7,306	7,353
Changes in operating assets and liabilities:
(Increase) decrease in inventory	7,786	(53,675)
(Increase) decrease in accounts receivable	4,977	84,941
Increase (decrease) in accounts payable and accrued expenses	77,347	181,874

Net Cash Used in Operating Activities	(284,999)	(584,917)

INVESTING ACTIVITIES
Property and equipment purchased	—	(1,139)

Net Cash Used in Investing Activities	—	(1,139)

FINANCING ACTIVITIES
Repayment to related parties	(41,500)	(50,000)
Bank overdraft	222	—
Borrowings from related parties	363,447	529,000
Common stock issued for cash	—	55,000

Net Cash Provided by Financing Activities	322,169	534,000

NET INCREASE (DECREASE) IN CASH	37,170	(52,056)

CASH AT BEGINNING OF PERIOD	7,101	65,663

CASH AT END OF PERIOD	$44,271	$13,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For:
Interest	$—	$34,026
Income taxes	—	—
Non Cash Financing Activities:
Common stock issued for debt	$15,000	$50,000

The accompanying condensed notes are an integral part of these financial statements.

GWS TECHNOLOGIES, INC.

Condensed Notes to the Financial Statements

July 31, 2009 and October 31, 2008

NOTE 1 –

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2008 financial statements. The results of operations for the periods ended July 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

GWS TECHNOLOGIES, INC.

Condensed Notes to the Financial Statements — (continued)

July 31, 2009 and October 31, 2008

NOTE 3 –

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Reverse Stock Split

Effective November 1, 2008, the Company’s common stock was reverse split on a 1 share for 20 shares basis. The Company’s financial statements have been restated to reflect the reverse stock split on a retroactive basis. Pursuant to this reverse stock split, an additional 75,007 fractional shares were issued.

NOTE 4 –

COMMON STOCK

a)

During the first quarter, the Company issued 2,970,000 shares of common stock for services for $0.58 per share.

b)

During the second quarter, the Company issued 545,000 shares of common stock for services for $0.30 per share.

c)

During the second quarter, the Company issued 50,000 shares of common stock for debt for $0.30 per share.

d)

During the third quarter, the Company issued 2,410,000 shares of common stock for services for an average of $1.07 per share.

GWS TECHNOLOGIES, INC.

Condensed Notes to the Financial Statements — (continued)

July 31, 2009 and October 31, 2008

NOTE 5 –

WARRANTS AND OPTIONS

The Company has determined the estimated value of the options granted by the Company using the Black-Scholes pricing model and the following assumptions: expected term of 3 years, a risk free interest rate of 3.94% in 2009, a dividend yield of 0%, and volatility of 200% in 2009. The amount of the expense charged to option expense for options granted was $211,286 and $-0- during the periods ended June 31, 2009 and October 31, 2008.

NOTE 6 –

SUBSEQUENT EVENTS

On July 31, 2009, the Company adopted SFAS 165, which requires an entity to evaluate subsequent events through the date that the financial statements are issued or are available to be issued and disclose in the notes the date through which the entity has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS 165 defines two types of subsequent events as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet (that is, recognized subsequent events) and the second type consists of events or transactions that provide additional evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events).

The Company has evaluated subsequent events through September 18, 2009, the date the financial statements were issued, and has concluded that no recognized or non-recognized subsequent events have occurred since the quarter ended July 31, 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended July 31, 2009, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Commercial Retrofitting for Solar Power

We have also partnered with building owners and managers to retrofit their commercial buildings with solar power. There are significant incentives from state and federal government and from utility companies for building owners to “go green”. There is also the threat of a “cap and trade” system to limit carbon production by businesses, which will force business owners to produce at least some of their own electricity through solar panel or wind turbine installations. We are currently working with the building owners and managers to obtain financing for these retrofits.

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

Cash at July 31, 2009 was $44,271, as compared with $13,607 at the end of the corresponding period in 2008. Our accounts receivable at July 31, 2009 were $968, with inventory of $119,258, as compared with accounts receivable of $94,458 and inventory of $93,666 at July 31, 2008. The significant decrease in our accounts receivable was caused by our inability to finance our sales contracts in a timely manner. We currently do not have any significant cash resources, and our need for capital is our most significant business concern and the single most significant factor limiting our growth.

Our accounts payable and accrued expenses at July 31, 2009 were $378,158, as compared to $394,553 at July 31, 2008. Our total current liabilities at July 31, 2009 were $2,054,897, as compared to $1,430,491 at July 31, 2008.

We held property and equipment at July 31, 2009 which was valued, net of depreciation, at $25,396, as compared with property and equipment with a net valuation of $34,977 at July 31, 2008. Our total assets at July 31, 2009 were $189,893, as compared with total assets of $236,708 at July 31, 2008.

Results of Operations

Revenues for the three months ended July 31, 2009 were $968, as compared with revenues of $138,432 for the three months ended July 31, 2008. The significant decrease in revenues was due to our inability to finance many of our purchase orders, coupled with the shift in business focus from distributing products manufactured by other parties to joint venturing on proposed solar and wind farms. Our cost of goods sold for the three months ended July 31, 2009 were $361, for a gross profit of $607, as compared with cost of goods sold for the corresponding period in 2008 at $72,277, for a gross profit of $66,155, during the three months ended July 31, 2008.

We have incurred losses since our inception. Our net loss was $2,781,008 for the three-month period ended July 31, 2009, as compared to $365,964 for the same period for the prior year. The significant increase in losses was due to an increase in consulting fees, specifically the issuance of 2,410,000 shares of common stock for services.

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

On June 4, 2009 the Arizona Republic reported that “a modern-day land rush is under way in the deserts of Arizona and the Southwest as public utilities and speculators vie for vast tracts of public and private land on which to build massive solar-power plants.” The article went on to state that the “boom” is creating a market and boosting the price for outlying-subdivision land that had become seemingly unsalable after the housing market went bust. The land rush is being driven by rules in Arizona, California and other states that require utilities to generate more power from renewable resources: 15 percent in Arizona by 2025 and 33 percent in California by 2020.

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

Recent Court Decision May Promote Solar Growth in Arizona. On September 2, 2009, a Maricopa County Superior Court judge ruled that the Arizona Corporation Commission (“ACC”) has the authority to set renewable energy standards and allow utilities to collect tariffs to meet them. The ACC instituted the standards in 2006 requiring all utilities that it oversees to provide 15 percent of their power from renewable sources by 2025. In order to do that, many of the utilities raised funds through special tariffs associated with renewable energy.

The ruling affirmed the ability of the ACC to set such standards, despite a lawsuit brought by the Goldwater Institute on behalf of several Arizona utility clients. The ruling is generally seen as a victory for the ACC and the state’s solar industry, as the pending lawsuit had been one of the roadblocks to the location of manufacturing and research facilities in the state. This was also an important ruling because it confirms that the renewable energy standards come under the ACC’s ratemaking authority, and that constitutional authority cannot be interfered with by the Legislature. The ruling was widely seen as a way to spur renewable energy development in Arizona.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

As we have previously reported, on May 27, 2008 the Company filed a lawsuit in the United States District Court, Central District of California, Case No. SACV08-00586 CJC (PLAx) alleging securities law violations and fraud against various defendants, most of whom filed counterclaims. Over the last quarter we have engaged in extensive settlement negotiations which recently reached an impasse. We are presently preparing to move the court for permission to file a Second Amended Complaint in this matter.

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

Despite passage of The American Recovery and Reinvestment Act of 2009, the U.S. Commerce Department announced that the U.S. economy shrank by 3.8 percent in the fourth quarter, the most since 1982, while consumer spending recorded the worst slide in the postwar era. According to a February 6, 2009 article in the Associated Press, the Labor Department reported that “recession-battered employers” eliminated 598,000 jobs in January, the most since the end of 1974, and “catapulted the unemployment rate to 7.6 percent.” The Associated Press cited these figures as “further proof that the nation's job climate is deteriorating at an alarming clip with no end in sight.” In August 2009, the national unemployment rate rose to 9.7 percent according to a report from the Bureau of Labor Statistics. The AP has predicted that, with fallout from the housing, credit and financial crisis (which they claimed was the worst since the 1930s) “ripping through the economy”, analysts predict 3 million or more jobs will vanish in 2009, despite the stimulus plan. In light of the broad consensus that financial markets are in the worst turmoil of a generation, there can be no assurance that the current financial crisis will not continue, or get worse.

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

During the last fiscal year we have relied primarily on loans and our limited revenues to obtain the funding necessary to operate the business. Our revenues from operations for the quarter ended July 31, 2009 would have been significantly higher if we had financing available to support our sales and competitive bidding activities and were further negatively impacted by our decision to allocate resources to developing solar and wind farms. We do not have any cash reserves and we will need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities further until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. Therefore, we may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

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

The rapid execution necessary for us to fully exploit the market for our products and services requires an effective planning and management process. We experienced rapid growth during 2007, rapid contraction in 2008, and are now facing the need to expand our operations. There is currently a significant strain on our managerial, operational and financial resources and one person, Richard Reincke, currently serves as both our President/CEO and Chief Financial Officer. Mr. Reincke has been deferring a significant percentage of his salary since July 2008 and there can be no guarantee that he will continue to work without sufficient compensation. We recognize that our ability to manage our business effectively will require us to attract, identify, train, integrate and retain additional qualified management and other key personnel, and that we currently have limited financial resources. The loss of services of Mr. Reincke or any of our remaining key personnel would have a material adverse effect on our business, revenues, results of operations and financial condition.

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

Item 6.

Exhibits

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description	Exhibit
3.1	Certificate of Incorporation dated February 15, 2005 *
3.2	Certificate of Amendment of Certificate of Incorporation dated April 21, 2005 *
3.3	Amended and Restated Certificate of Incorporation dated October 26, 2005*
3.4	Bylaws*
10.1	Software Development Agreement*
10.2	Consulting Agreement, dated as of December 1, 2006, between the Registrant and Joseph King *
10.3	Lease with Camidor Properties*
10.4	Amendment No. 1 to Lease with Camidor Properties**
10.5	Registrant and Cota LLC, a Delaware limited liability company	Filed herewith
14	Code of Ethics**
31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

GWS Technologies, Inc.

Date:	September 21, 2009	/s/ RICHARD REINCKE
Richard Reincke Chief Executive Officer/Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit
3.1	Certificate of Incorporation dated February 15, 2005 *
3.2	Certificate of Amendment of Certificate of Incorporation dated April 21, 2005 *
3.3	Amended and Restated Certificate of Incorporation dated October 26, 2005*
3.4	Bylaws*
10.1	Software Development Agreement*
10.2	Consulting Agreement, dated as of December 1, 2006, between the Registrant and Joseph King *
10.3	Lease with Camidor Properties*
10.4	Amendment No. 1 to Lease with Camidor Properties**
10.5	Registrant and Cota LLC, a Delaware limited liability company	Filed herewith
14	Code of Ethics**
31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*

Previously filed as exhibits to our registration statement on Form SB-2, file number 3333-139751, filed December 29, 2006.

**

Previously filed as exhibits to our Annual Report on Form 10-KSB filed February 12, 2008.