Form 10-K
period 2009-10-31
GWS Technologies, Inc.
filed 2010-02-16
CIK 1365983

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to  ____________

GWS TECHNOLOGIES, INC.
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

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-Accelerated Filer	☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $1,500,000.00

The number of shares outstanding of the registrant’s classes of common stock, as of February 8, 2010, was 10,683,497.

PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-K includes “forward-looking statements.” Forward-looking statements look into the future and provide an opinion as to the effect of certain events and trends on the business, and may include words such as "plans," "intends," "anticipates," "should," "estimates," "expects," "believes," "indicates," "targeting," "suggests" and similar expressions, and do not necessarily reflect historical facts. These "forward-looking" statements are based on current expectations and entail various risks and uncertainties. This Form 10-K contains forward-looking statements about our objectives, strategies, financial condition and results. Our actual results may materially differ from our expectations if known and unknown risks or uncertainties affect our business, or if our estimates or assumptions prove inaccurate. Therefore we cannot provide any assurance that forward-looking statements will materialize or that the company's actual results in future periods will not differ materially from results expressed or implied by forward-looking statements. You should carefully consider the other risks and uncertainties identified in the section below titled “Risk Factors.” Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

ITEM 1.   DESCRIPTION OF BUSINESS

Company background.  We were incorporated February 15, 2005 in the State of Delaware.  Our principal executive offices are located at 15455 N. Greenway-Hayden Loop, Suites C4 and C12, Scottsdale, Arizona 85260. Our telephone number is 480.619.4747 and our facsimile number is 480.619.4740.

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

Executive Order 13514. On October 5, 2009 President Obama signed Executive Order (E.O.) 13514, titled Federal Leadership in Environmental, Energy, and Economic Performance. It expanded upon the energy reduction and environmental performance requirements for federal agencies.

E.O. 13514 sets numerous Federal energy requirements in several areas, including:

•	Accountability and Transparency

•	Strategic Sustainability Performance Planning

•	Greenhouse Gas Management

•	Sustainable Buildings and Communities

•	Electronic Products and Services

•	Pollution Prevention and Waste Reduction

Accountability and Transparency

E.O. 13514 accountability, transparency, and reporting requirements include:

•
Within 30 days, Federal agency heads must designate a senior management official to serve as Senior Sustainability Officer accountable for agency conformance. The Senior Sustainability Officer designation must be reported to the Chair of the Council on Environmental Quality (CEQ) and the Director of the Office of Management and Budget (OMB). The Senior Sustainability Officer shall:

o	Prepare targets for agency-wide reductions in 2020 for greenhouse gas (GHG) emissions.

o
Within 240 days, prepare and submit a multi-year Strategic Sustainability Performance Plan to the Chair of the Council on Environmental Quality (CEQ) and the Director of the Office of Management and Budget (OMB) for review and approval.

•	Agency efforts and outcomes in implementing E.O. 13514 must be transparent and disclosed on publicly available Federal Web sites.

•	OMB must prepare scorecards providing periodic evaluation of Federal agency performance. Scorecard results must be published on a publicly available Web site.

•	The CEQ Chair must ensure that Federal agencies are held accountable for conforming to the requirements of E.O. 13514.

•
Agency heads shall decide that this order applies in whole or in part with respect to the activities, personnel, resources, and facilities of the agency not located within the U.S. if determined that such application is in the interest of the U.S.

•	Agency heads may submit to the President, through the CEQ Chair, an exemption request covering an agency activity and related personnel, resources, and facilities.

•	The Director of National Intelligence may exempt an intelligence activity and related personnel, resources, and facilities when in the interest of national security.

•	To the maximum extent practical and without compromising national security, each agency shall strive to comply with the purposes, goals, and implementation steps of E.O. 13514.

Strategic Sustainability Performance Planning

Federal agencies are required to develop, implement, and annually update a Strategic Sustainability Performance Plan that prioritizes agency actions based on life-cycle return on investment. Between fiscal years 2011 and 2021, each plan shall:

•	Include a policy statement committing the agency to comply with environmental and energy statutes, regulations, and executive orders.

•	Achieve established sustainability goals and targets, including greenhouse gas reduction targets.

•	Be integrated within each agency's strategic planning and budgeting process.

•
Identify agency activities, policies, plans, procedures, and practices relevant to the implementation of E.O. 13514 and, where necessary, provide for development and implementation of new or revised policies, plans, procedures, and practices.

•	Identify specific agency goals, schedules, milestones, and approaches for achieving results and quantifiable metrics required by E.O. 13514.

•	Outline planned actions to provide information about agency progress, performance, and results on a publicly available Federal Web site.

•	Incorporate actions for achieving progress metrics identified by the CEQ Chair and OMB Director.

•	Evaluate agency climate change risks and vulnerabilities to manage the effects of climate change on the agency's operations and mission in both the short and long term.

•	Consider environmental measures as well as economic benefits, social benefits, and costs in evaluating projects and activities based on life-cycle return on investment.

•	Annually identify opportunities for improvement and evaluate past performance to extend or expand projects that have net benefits as well as reassess or discontinue under-performing projects.

The CEQ Chair and OMB Director are responsible for reviewing and approving each agency's multi-year strategic sustainability performance plan.

Greenhouse Gas Management

Greenhouse gas management is imperative within E.O. 13514. Each Federal agency must:

•
Within 90 days, establish and report to the CEQ Chair and OMB Director a fiscal year 2020 percentage reduction target of agency-wide scope 1 and scope 2 GHG emissions in absolute terms relative to a fiscal year 2008 baseline.

o	In establishing the target, agencies shall consider reductions associated with:

▪	Reducing agency building energy intensity.

▪	Increasing agency renewable energy use and on-site projects.

▪	Reducing agency use of fossil fuels by:

▪	Using low GHG emitting and alternative fuel vehicles.

▪	Optimizing vehicle numbers across agency fleets.

▪	Reducing petroleum consumption in agency fleets of 20 or more 2% annually through fiscal year 2020 relative to a fiscal year 2005 baseline.

o
Where appropriate, this target shall exclude direct emissions from excluded vehicles and equipment as well as electric power produced and sold commercially to other parties in the course of regular business.

•
Within 240 days, establish and report to the CEQ Chair and OMB Director a fiscal year 2020 percentage reduction target for agency-wide scope 3 GHG emissions in absolute terms relative to a fiscal year 2008 baseline.

o	In establishing the target, agencies shall consider reductions associated with:

▪	Pursuing opportunities with vendors and contractors to address and incentivize GHG emission reductions.

▪	Implementing strategies and accommodations for transit, travel, training, and conferences that actively reduce carbon emissions associated with commuting and travel by agency staff.

▪	Meeting greenhouse gas emissions reductions associated with other Federal Government sustainability goals.

▪	Implementing innovative policies and practices that address agency-specific scope 3 GHG emissions.

•
Within 15 months, establish and report to the CEQ Chair and OMB Director a comprehensive inventory of absolute GHG emissions across all three scopes for fiscal year 2010. Comprehensive inventories shall be submitted annually thereafter at the end of each January.

Sustainable Buildings and Communities

Federal agencies must enhance efforts towards sustainable buildings and communities. Specific requirements include:

•	Implement high performance sustainable Federal building design, construction, operation and management, maintenance, and deconstruction by:

o	Ensuring all new Federal buildings, entering the design phase in 2020 or later, are designed to achieve zero net energy by 2030.

o	Ensuring all new construction, major renovations, or repair or alteration of Federal buildings comply with the Guiding Principles of Federal Leadership in High Performance and Sustainable Buildings

o
Ensuring at least 15% of existing agency buildings and leases (above 5,000 gross square feet) meet the Guiding Principles by fiscal year 2015 and that the agency makes annual progress towards 100% compliance across its building inventory.

o	Pursuing cost-effective, innovative strategies (e.g., highly-reflective and vegetated roofs) to minimize consumption of energy, water, and materials.

o	Managing existing building systems to reduce the consumption of energy, water, and materials, and identifying alternatives to renovation that reduce existing asset deferred maintenance costs.

o	When adding assets to agency building inventories, identifying opportunities to:

▪	Consolidate and eliminate existing assets.

▪	Optimize the performance of portfolio property.

▪	Reduce associated environmental impacts.

o	Ensuring rehabilitation of Federally-owned historic buildings utilizes best practices and technologies in retrofitting to promote long-term viability of the building.

•	Advance regional and local integrated planning by:

o	Participating in regional transportation planning and recognizing existing community transportation infrastructure.

o	Aligning Federal policies to increase the effectiveness of local planning for energy choices such as locally-generated renewable energy.

o
Ensuring that planning for new Federal facilities and leases consider sites that are pedestrian friendly, near existing employment centers, and accessible to public transport; and emphasize existing central cities and, in rural communities, existing or planned town centers.

o
Identify and analyze impacts from energy usage and alternative energy sources in all environmental impact statements and environmental assessments for proposals covering new or expanded Federal facilities under the amended National Environmental Policy Act (NEPA) of 1969.

Electronic Products and Services

E.O. 13514 includes product efficiency and stewardship. Federal agencies must:

•
Ensure 95% of new contract actions, task orders, and delivery orders for products and services (excluding weapon systems) are energy efficient (ENERGY STAR® or FEMP-designated), water efficient, bio-based, environmentally preferable (Electronic Product Environmental Assessment Tool (EPEAT) certified), non-ozone depleting, contain recycled content, or are non-toxic or less-toxic alternatives where such products and services meet agency performance requirements.

•	Implement best management practices for the energy-efficient management of servers and Federal data centers.

Pollution Prevention and Waste Reduction

E.O. 13514 includes the following pollution prevention and waste reduction requirements for Federal agencies:

•	Minimize the generation of waste and pollutants through source reduction.

•	Decrease agency use of chemicals where such decrease will assist the agency in achieving greenhouse gas reduction targets.

•	Divert at least 50% of non-hazardous solid waste by the end of fiscal year 2013.

•	Reduce printing paper use and acquiring uncoated printing and writing paper containing at least 30% post-consumer fiber.

•	Increase the diversion of compostable and organic material from the waste stream.

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

Employees

We have significantly reduced our workforce due to financial constraints. We currently have three full-time employees. From time to time we also employ interns from a program we participate in with Arizona State University. In addition to our employees, we have consultants who currently provide website management, marketing, business development, media relations and other business advisory services similar to those which would be provided by part-time and full-time employees.

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

Despite passage of The American Recovery and Reinvestment Act of 2009, the U.S. Commerce Department announced that the U.S. economy shrank by 3.8 percent in the fourth quarter of 2009, the most since 1982, while consumer spending recorded the worst slide in the postwar era. The current financial crisis has been called the worst financial crisis since the Great Depression of the 1930s, and has contributed to the failure of key businesses, declines in consumer wealth estimated in the trillions of U.S. dollars, substantial financial commitments incurred by both domestic and foreign governments, and a significant decline in economic activity. It has severely negatively impacted our business. In light of the broad consensus that financial markets are in the worst turmoil of a generation, there can be no assurance that the current financial crisis will not continue, or get worse.

The global financial crisis has negatively impacted general economic conditions, including the alternative energy industry.

The current global financial crisis has had significant negative effects on a broad range of businesses, including our business. The credit crisis and broad economic downturn has caused pronounced slowing of wind and power projects worldwide, except in some isolated markets. Our customers, who are typically wind and solar installers and developers, have experienced financing problems because the number of banks and financial institutions willing to fund installation of wind turbines and solar arrays has dropped significantly. We have also experienced difficulties in getting our customers and purchase orders financed, and we are delinquent in paying many of our suppliers, some of whom have filed lawsuits for collection. All of these factors have had a significant negative impact on our operations, and should the current financial crisis continue, there can be no assurance we, or our customers, will be able to continue operations.

We will need significant infusions of additional capital.

During the last fiscal year we have relied primarily on loans and our limited revenues to obtain the funding necessary to operate the business. We are delinquent in paying many of our suppliers, resulting in several collection lawsuits. Our revenues from operations for the year ended October 31, 2009 would have been significantly higher if we had financing available to support our sales and competitive bidding activities and were further negatively impacted by our decision to allocate resources to developing solar and wind farms. We do not have any cash reserves and we will need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities further until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. Therefore, we may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects and our ability to continue in business.

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

The rapid execution necessary for us to fully exploit the market for our products and services requires an effective planning and management process. We experienced rapid growth during 2007 and then rapid contraction in 2008 carrying into fiscal 2009, as we did not receive financing which we had been promised and on which we depended to fund our growth. There is currently a significant strain on our managerial, operational and financial resources and one person, Richard Reincke, currently serves as both our President/CEO and Chief Financial Officer. Mr. Reincke has not taken a salary for several fiscal quarters and there can be no guarantee that he will continue to work without compensation. We recognize that our ability to manage our business effectively will require us to attract, identify, train, integrate and retain additional qualified management and other key personnel, and that we currently do not have the financial resources to hire such personnel at this time. Additionally, due to financial constraints, we have cut back on our workforce, replacing full time employees with part-time consultants and with interns. The loss of services of Mr. Reincke or any of our remaining key personnel would have a material adverse effect on our business, revenues, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   DESCRIPTION OF PROPERTY

Description of Property

 As of the date specified in the following table, we held the following property:

Property	October 31, 2009
Cash	$0.00
Property and Equipment, Net	$13,089.00
Inventory	$0.00
Accounts Receivable, Net	$0.00
Total Assets	$13,089.00

Description of Real Estate

Except for the leasehold interests in the office and warehouse facilities we lease, we do not presently own any interests in real estate.

Our executive, administrative and operating offices are located at 15455 N. Greenway-Hayden Loop, Suite C4, Scottsdale, AZ 85260 and contain 2,637 square feet of office and warehouse space. Our annual lease payments are approximately $60,000.

Our office facilities are well maintained and we believe our facilities are adequate for our administrative, sales and marketing operations, and fulfillment operations.

ITEM 3.   LEGAL PROCEEDINGS

At year end October 31, 2009, we had the following litigation matters:

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

On March 11, 2008 we were sued in Maricopa County Superior Court by Sound Packaging, LLC for the sum of $2,221.60 for an unpaid invoice for shipping boxes. We did not contest the suit and on July 11, 2008 a judgment in the amount of $3,461.10 was entered against the company.

In April 2008 the Company borrowed a total of $22,000 from MyTightRide, Inc. in two tranches: $6,600 on April 3, 2008 and $15,400 on April 16, 2008. We repaid a total of $10,800 of that sum. Because we did not repay the full amount, on October 21, 2008 MyTightRide sued us for the balance (including court fees). We did not contest the lawsuit and on January 13, 2009 a judgment was entered against the company in Maricopa County Superior Court in the amount of $11,609.73, which represented the principal sum of $11,190.00 plus $419.73 in costs, with interest accruing on the total unpaid amount at 10% per annum. We are presently attempting to negotiate a payment plan for the outstanding judgment.

On August 20, 2008, Airgas Safety, Inc., one of our vendors, sued us (and Richard Reincke, personally, as a guarantor) in the McDowell Mountain Justice Court, Maricopa County, for an unpaid invoice in the amount of $8,959.21 and for $2,983.42 in attorneys’ fees and court costs. We did not contest the lawsuit and a judgment was entered against us and Mr. Reincke personally for those amounts in December 2008.

On or about April 14, 2009 a complaint was filed in Maricopa County Superior Court against the company on behalf of American Technology Network Corp., one of the Company’s vendors, for $21,704.24 for unpaid invoices. We did not contest the lawsuit.

On February 27, 2009 Morovision Night Vision, Inc., one of our vendors, sued us  in Maricopa County Superior Court for the unpaid balance of $25,271.70 for products supplied to the company between May 15, 2008 and May 30, 2008. We did not contest the lawsuit and a judgment was entered against the company in May 2009.

On August 27, 2009 Worldwide Express, Inc., a shipping company, filed a complaint in Maricopa County Superior Court for unpaid shipping fees in the amount of $11,421.69 plus attorney’s fees and costs of $3,500.00. We did not contest the lawsuit and on September 28, 2009 Worldwide Express moved for a default judgment.

On October 14, 2009 Golden Sheep Power, Inc., one of our customers, sued us in Maricopa County Superior Court for $58,673.58 plus $2,000 in attorneys’ fees and $387.20 in costs for a refund for equipment that was not delivered. We did not contest the lawsuit.

Subsequent events:

On December 30, 2009 a judgment was entered in Maricopa County Superior Court against the company on behalf of American Technology Network Corp., one of the Company’s vendors, for $21,704.24, plus interest accruing on the unpaid principal at 10% per annum from April 14, 2009 plus $541.00 in costs.

On February 2, 2010, Golden Sheep Power moved the Maricopa County Superior Court for a judgment in the amount of $58,673.58 plus $2,000 in attorneys’ fees and $387.20.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fiscal year ended October 31, 2009.

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

The following table sets forth the quarterly high and low bid prices per share of our common stock by the National Quotation Bureau during the last two fiscal years as cited on Yahoo!Finance.  The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low
Ended Oct. 31, 2008	January 31, 2008	$2.60	$1.00
	April 30, 2008	$1.25	$0.10
	July 31, 2008	$0.15	$0.06
	October 31, 2008	$0.36	$0.03
Ended Oct. 31, 2009	January 31, 2009	$1.20	$0.07
	April 30, 2009	$0.40	$0.10
	July 31, 2009	$3.87	$0.18
	October 31, 2009	$1.51	$0.61

Holders of record. On February 10, 2010, there were approximately 62 shareholders of record of our common stock. We have no record of the number of shareholders who currently hold their stock in “street” name with various brokers.

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

Item 6. Selected Financial Data.

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This portion of this Annual Report on Form 10-K, includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

Results of Operations

We discontinued our emergency responder products operations with a loss of $161,634. Because of these discontinued operations, revenues for the fiscal year ended October 31, 2009 were $1,407 compared to no revenues for fiscal year ended October 31, 2008. Our revenues did not grow because we were unable to finance many of the sales contracts we acquired. Our cost of goods sold for the year ended October 31, 2009 was $12,421, for a loss of  $11,014.

We had a net loss of $6,600,946 in our operating activities for the fiscal year ended October 31,2009, as compared to $2,072,263 for the fiscal year ended October 31, 2008. The worldwide economic crisis exacerbated our financial situation in 2009. Because of our cash flow problems, during the fiscal years ended October 31, 2008 and October 31, 2009 we were delinquent in paying many of our existing suppliers, and our credit rating declined.  We also had several delinquent accounts result in lawsuits and judgments. The domestic, and then global, financial crisis which followed negatively affected our ability to obtain any type of purchase order, accounts receivable, inventory financing, or equity financing.  We are continuing to negotiate for the necessary financing, but the credit crisis and broad economic downturn has caused both significant delays in our obtaining such financing, and much stricter requirements for obtaining such financing, with financial institutions and factors charging higher rates, demanding more comprehensive guarantees (including, in most cases, personal guarantees from our senior management), and requiring our customers’ end-users to qualify as credit worthy.  This has negatively affected our business operations.

We continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company.

Our net loss from continuing operations for the year ended October 31, 2009 was $6,439,312, compared to a net loss from continuing operations at October 31, 2008 of $1,889,970.

Liquidity and Capital Resources

At the year ended October 31, 2009, we had no cash reserves, as compared to cash resources at October 31, 2008 of $7,100.  We currently do not have any significant cash resources, and our need for capital is our most significant business concern and the single most significant factor both limiting our growth and creating an issue as to whether we can continue to operate our business. Our accounts receivable, net at October 31, 2008, were $5,945, as compared to $0.00 at October 31, 2009.  The significant decrease was caused by our inability to finance our sales contracts in a timely manner.

Our accounts payable and accrued expenses at October 31, 2009 were $474,326, as compared to $375,958 at October 31, 2008.  Our total current liabilities at October 31, 2009 were $2,300,070, as compared to $1,567,148 at October 31, 2008.

We held property and equipment at October 31, 2009 which was valued, net of depreciation, at $13,089, as compared with property and equipment with a net valuation, net of depreciation, at $18,882 at October 31, 2008. Our total assets at October 31, 2009 were $13,089 as compared with total assets of $158,971 at October 31, 2008.

The inventory is recorded at the lower of cost or market. The Company has no inventory as of October 31, 2009 and 2008 and has recorded a reserve of $-0- and $127,044 for slow moving inventory as of October 31, 2009 and 2008.  All of these amounts are finished goods.

We are struggling to satisfy our basic cash requirements and we need to raise significant capital to continue as a going concern. We also have significant outstanding invoices from suppliers, many of which are overdue and which are negatively affecting our credit lines with our suppliers and which have resulted in collection lawsuits and judgments.  There can be no assurance that we will raise sufficient funds to continue our business operations.

We do not believe that the impact of inflation and changing prices has had any significant effect on our net sales and revenues and on income from continuing operations. However, the current global financial crisis has had significant negative effects on our business. The credit crisis and broad economic downturn has caused pronounced slowing of wind and power projects worldwide, except in some isolated markets. Our customers, who are typically wind and solar installers and developers, have experienced financing problems because the number of banks and financial institutions willing to fund installation of wind turbines and solar arrays has dropped significantly. We have also experienced difficulties in getting our customers and purchase orders financed, and we are delinquent in paying many of our suppliers, some of whom have filed lawsuits for collection. All of these factors have had a significant negative impact on our operations, and should the current financial crisis continue, there can be no assurance we, or our customers, will be able to continue operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any “market risk sensitive instruments” as defined by Item 305 of Regulation S-K.

ITEM 8.   FINANCIAL STATEMENTS

The information required by this item is set forth in the Consolidated Financial Statements filed with this report.

GWS Technologies Inc.

GWS TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

October 31, 2009 and 2008

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
GWS Technologies, Inc.

We have audited the accompanying balance sheets of GWS Technologies, Inc. as of October 31, 2009 and 2008(as re-stated), and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficit), for the  years  ended October 31, 2009 and 2008(as re-stated)  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GWS Technologies, Inc. as of October 31, 2009 and  2008(as re-stated), and the results of operations and cash flows for the years ended October 31,  2009 and 2008(as re-stated), in conformity with accounting principles generally accepted in the United States of America.

The Company has incurred significant losses, has a working capital deficit, and has limited revenues which raise substantial doubt about its ability to continue as a going concern.  Management's plan to address these issues is included in Note 3 to the financial statements.  The financial statements have been prepared on a going concern basis, which contemplates the realization and settlement of liabilities and commitments in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds LLC
Mantyla McReynolds LLC
Salt Lake City, Utah
February 16, 2010

GWS TECHNOLOGIES, INC.
Balance Sheets

ASSETS

	October 31,	October 31,
	2009	2008
		(Restated)
CURRENT ASSETS

Cash	$-	$7,100
Accounts receivable, net	-	5,945
Inventory	-	127,044

Total Current Assets	-	140,089

PROPERTY AND EQUIPMENT, net	13,089	18,882

TOTAL ASSETS	$13,089	$158,971

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$474,326	$375,958
Bank overdraft	1,978	-
Accrued interest payable	232,928	58,320
Note payable-related parties	358,135	50,000
Note payable	1,232,703	1,082,870

Total Current Liabilities	2,300,070	1,567,148

LONG-TERM DEBT	-	-

TOTAL LIABILITIES	2,300,070	1,567,148

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
8,104,897 and 609,897 shares issued and outstanding, respectively	8,105	610
Additional paid-in capital	10,537,118	4,446,683
Stock subscription receivable	(375,788)	-
Accumulated deficit	(12,456,416)	(5,855,470)

Total Stockholders' Equity (Deficit)	(2,286,981)	(1,408,177)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,089	$158,971

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.
Statements of Operations

	For the Year
	Ended
	October 31,
	2009	2008
		(Restated)

REVENUES	$1,407	$-

COST OF GOODS SOLD	12,421	-

GROSS PROFIT (LOSS)	(11,014)	-

OPERATING EXPENSES

Depreciation and amortization	5,793	9,628
Bad debt expense	-	-
Consulting fees	5,893,220	617,296
Professional fees	28,796	63,072
Loss on disposal of fixed assets	-	13,821
General and administrative	237,693	841,542

Total Operating Expenses	6,165,502	1,545,359

LOSS FROM CONTINUING OPERATIONS	(6,176,516)	(1,545,359)

OTHER INCOME (EXPENSES)

Interest expense	(262,843)	(348,539)
Other income	-	3,758
Interest income	47	170

Total Other Income (Expenses)	(262,796)	(344,611)

NET LOSS BEFORE INCOME TAXES	(6,439,312)	(1,889,970)
INCOME TAX EXPENSE	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(6,439,312)	$(1,889,970)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(161,634)	(182,293)
Income tax benefit	-	-
GAIN (LOSS) ON DISCONTINUED OPERATIONS	(161,634)	(182,293)

NET LOSS	$(6,600,946)	$(2,072,263)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(1.26)	$(3.77)
Discontinued operations	(0.03)	(0.36)
	$(1.29)	$(4.14)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	5,122,719	500,848

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.
Statements of Stockholders' Equity (Deficit)
(Restated)

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, October 31, 2007	463,807	$464	$3,688,172	$(325,000)	$(3,783,207)	$(419,571)

Beneficial conversion feature of
convertible debt	-	-	200,000	-	-	200,000

Repricing of options	-	-	67,234	-	-	67,234

Options granted as compensation	-	-	239,923	-	-	239,923

Common stock issued for
debt at $6.00 per share	8,333	8	49,992	-	-	50,000

Common stock issued for
cash at $20.00 per share	2,750	3	54,997	-	-	55,000

Common stock issued for
services at $2.40 per share	60,000	60	146,440	-	-	146,500

Fractional shares issued
pursuant to reverse stock split	75,007	75	(75)	-	-	-

Write off of stock subscription receivable				325,000

Net loss for the year ended
October 31, 2008	-	-	-	-	(2,072,263)	(2,072,263)

Balance, October 31, 2008	609,897	610	4,446,683	-	(5,855,470)	(1,408,177)

Common stock issued for services	4,895,000	4,895	4,566,298	(375,788)	-	4,195,405

Options exercised in exchange for services	2,250,000	2,250	360,250	-	-	362,500

Options exercised for cash at $0.46 per share	300,000	300	137,200	-	-	137,500

Common stock issued for
debt at $0.30 per share	50,000	50	14,950	-	-	15,000

Options granted as compensation	-	-	1,007,070	-	-	1,007,070

Beneficial conversion feature of
convertible debt	-	-	4,667	-	-	4,667

Net loss for the year ended
October 31, 2009	-	-	-	-	(6,600,946)	(6,600,946)

Balance, October 31, 2009	8,104,897	$8,105	$10,537,118	$(375,788)	$(12,456,416)	$(2,286,981)

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.
Statements of Cash Flows

	For the Year
	Ended
	October 31,
	2009	2008
		(Restated)
OPERATING ACTIVITIES
Net loss	$(6,600,946)	$(2,072,263)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization of discount on convertible debt	92,667	200,000
Common stock issued for services	4,557,905	146,500
Common stock purchase options granted for services	1,007,070	307,157
Depreciation expense	5,793	9,628
Loss on disposal of fixed assets	-	13,821
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	184,975	171,257

Net Cash Used in Continuing Operating Activities	(752,536)	(1,223,900)
Net Cash Provided by Discontinued Operating Activities	132,990	411,779
Net Cash Used in Operating Activities	(619,546)	(812,121)

INVESTING ACTIVITIES
Property and equipment purchased	-	(1,140)

Net Cash Used in Investing Activities	-	(1,140)
Net Cash Provided by Discontinued Operating Activities	-	-
Net Cash Used in Operating Activities	-	(1,140)

FINANCING ACTIVITIES
Repayment of related parties	(122,000)	-
Proceeds from related parties	430,135	-
Repayment of notes payable	-	691,203
Proceeds from notes payable	164,833
Proceeds from bank overdraft	1,978
Common stock issued for cash	137,500	55,000

Net Cash Provided by Financing Activities	612,446	746,203
Net Cash Provided by Discontinued Operating Activities	-	-
Net Cash Used in Operating Activities	612,446	746,203

NET INCREASE (DECREASE) IN CASH	(7,100)	(67,058)

CASH AT BEGINNING OF PERIOD	7,100	74,158

CASH AT END OF PERIOD	$-	$7,100

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid For:
Interest	$235	$90,475
Income taxes	-	-
Non Cash Financing Activities:
Common stock issued for debt	$15,000	$50,000

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

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

The Company provides wind turbines and other wind and solar products and alternative energy through direct marketing and also on an ecommerce portion of our website, www.greenwindsolar.com. During the past several quarters we have focused on the following two main areas to expand our business: (1) joint venturing with landowners to build solar farms; and (2) retrofitting commercial buildings with alternative energy equipment, concentrating on solar power installations in Arizona.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

a)	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected an October 31 year-end.

b)	Basic Loss Per Share

	For the Year Ended
	10/31/2009	10/31/2008
Loss from continuing operations (Numerator)	$(6,439,312)	$(1,899,970)
Loss from discontinued operations (Numerator)	(161,634)	(182,293)
Shares (Denominator)	5,122,719	500,848
Per share (continuing)	(1.26)	(3.77)
Per share (discontinued)	(0.03)	(0.36)
Per share (total)	$(1.29)	$(4.14)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The computation of diluted loss per shares excludes the 950,000 and 1,350,000 of options outstanding at October 31, 2009 and 2008 because they are anti-dilutive.

c)	Advertising

The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising expense of $20,339 and $16,141 during the years ended October 31, 2009 and 2008, respectively.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d)	Provision for Taxes

The Company applies SFAS No. 109 (ASC 740), which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted FIN 48(ASC 740), at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of FIN 48 (ASC 740) had no material impact on the Company’s financial statements.

e)	Estimates

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

f)	Fair Value of Financial Instruments

As at October 31, 2009 and 2008, the fair value of cash and accounts and advances payable, including    amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

g)	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h)	Recently Issued Accounting Pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h)	Recently Issued Accounting Pronouncements (continued)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

i)	Long-lived Assets-Technology

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

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j)	Concentration of Risk

Cash - The Company at times may maintain a cash balance in excess of insured limits.

k)	Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to the sale of wind and solar products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

l)	Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

m)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of October 31, 2009 and 2008, an allowance for doubtful receivables $-0- and $-0-, respectively, was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

n)	Inventory

The inventory is recorded at the lower of cost or market. The Company has no inventory as of October 31, 2009 and 2008 and has recorded a reserve of $-0- and $127,044 for slow moving inventory as of October 31, 2009 and 2008.  All of these amounts are finished goods.

o)	Property and equipment

Property and equipment are stated at cost.  Amortization is to be computed using on a straight line basis over the estimated production life of the assets.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

p)	Stock-based compensation.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern which raises substantial doubt regarding its ability to continue as a going concern.  The Company plans to expand its marketing program for its solar power electricity generating systems to provide sufficient revenues to allow it to continue as a going concern. In the interim the Company expects to raise operating capital through the private placement of its common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 -   PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following October 31, 2009 and 2008:

	2009	2008
Furniture & Office equipment	$28,965	$28,965
Accumulated Depreciation	(15,877)	(10,084)
Net property and equipment	$13,089	$18,882

The equipment is depreciated over its estimated useful life of 5 years under the straight-line method. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. Depreciation expense for the years ended October 31, 2009 and 2008 was $5,793 and $9,628, respectively.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 4 -   NOTES PAYABLE

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

The value of the beneficial conversion feature was determined using the intrinsic value method in accordance with ASC 815.  The amount recorded as a discount to the convertible debt for the notes issued during the fiscal year ended October 31, 2009 and 2008 was $4,667 and $200,000 respectively.  The discount was amortized over the 6 month term of the debt for the 2009 notes and the 12 month term of the 2008 notes.  Accordingly, the Company recorded $4,667 and $200,000 in interest expense for the accretion of the discount during the years ended October 31, 2009 and 2008. During the years ended October 31, 2009 and 2008, $15,000 and $50,000 of the debt was converted to 50,000 and 8,333 shares of common stock, respectively.

The Company has accrued $232,928 in accrued interest on the notes payable debt as of October 31, 2009.
A summary of the Notes Payable at October 31, 2009:

Unsecured notes payable: 12% per annum due upon demand	$112,203
Convertible secured notes: 12% per annum in default	1,120,500
Net convertible secured debentures	$1,232,703

NOTE 5 -   RELATED PARTY NOTES PAYABLE

During the years ended October 31, 2009 and 2008, the Company had borrowed a total of $358,135 and $50,000 from related parties.  These notes bear interest at 14%, are unsecured and are due on demand.

NOTE 6 -    COMMON STOCK

During the year ended October 31, 2008, the Company issued 2,750 shares of common stock at $20.00 per share for cash of $55,000. The Company wrote off the stock subscription receivable of $325,000 because it was unsuccessful in collecting it during the year ended October 31, 2008.  During the year ended October 31, 2008, the Company issued 8,333 shares of common stock upon the conversion of $50,000 of debt at $6.00 per share. During the year ended October 31, 2008, the Company issued 60,000 shares of common stock for services rendered at $2.40 for a value of $146,500. The accompanying financial statements reflect the stock split on a retroactive basis.

During the year ended October 31, 2009, the Company issued 4,895,000 shares of common stock at an average price of $0.86 per share for services.  During the same period, the Company issued 2,250,000 in conjunction with the exercise of options.  These options were exercised in exchange for services provided the Company.  Additionally, the Company issued 300,000 shares of common stock in exchange for options for a total of $137,500 in cash.  During the year ended October 31, 2009, the Company issued 50,000 shares of common stock upon the conversion of $15,000 of debt at $0.30 per share. During the year ended October 31, 2008, the Company’s common stock was reverse split on the basis of 1 share for 20 shares.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 6 -  COMMON STOCK (CONTINUED)

All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

NOTE 7 -   COMMON STOCK PURCHASE WARRANTS AND OPTIONS

The Company has granted common stock purchase options to certain of its employees, directors and consultants. The options vested immediately and the option price is $0.25 per share.

During the year ended October 31, 2009, the estimated value of the compensatory common stock purchase options granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 years, a risk free interest rate of 1.65%, a dividend yield of 0% and volatility of approximately 200%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services during the fiscal year ended October 31, 2009 and 2008 was $1,367,320 and $307,157.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These options were granted in lieu of cash compensation for services performed.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of November 1, 2007	1,350,000	$1.00
Granted	-	-
Exercised	-	0.10	*
Cancelled	-	-
Outstanding at October 31, 2008	1,350,000	1.00
Granted	2,150,000	0.27
Exercised	2,550,000	0.27
Cancelled	-	-
Outstanding at October 31, 2009	950,000	$0.27

* The original 1,350,000 options with an exercise price of $1.00 were re-priced on June 10, 2008 to have an exercise price of $0.10.  The Company recognized an additional $67,234 in association with this revaluation.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 8 -  INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.  The provision for income taxes consists of the following:

	Years Ended October 31,
	2009	2008
Current Taxes	-	-
Deferred Tax Benefit	$(2,772,397)	$(870,350)
Benefits of operating loss carryforwards	2,772,397	870,350
Total provision for income taxes	$-	$-

The following table shows the components of the Company’s deferred tax assets.

	Years Ended October 31,
	2009	2008
Deferred Tax Assets
Loss Carryforwards (expire through 2029)	$5,231,695	$2,459,297
Common Stock Warrants	737,099	161,880
Stock Compensation Expense	2,386,400	624,330
Total Gross Deferred Tax Asset	2,108,195	1,673,088
Valuation Allowance	(2,108,195)	(1,673,088)
Net Deferred Taxes	-	-
Deferred Tax Liabilities	-	-
Net Deferred Taxes	$-	$-

The valuation allowance has increased $435,108 from $1,673,088 to $2,108,195 during the period ended October 31, 2009.  Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	Years Ended September 30,
	2009	2008
Federal statutory rate	35.0%	35.0%
Effect of:
State income taxes	7.0%	7.0%
Change in valuation allowance,
Federal and State; and other	-42.0%	-42.0%
Effective tax rate	0.0%	0.0%

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 8 -    INCOME TAXES (CONTINUED)

The Company adopted the provisions of FIN 48 (ASC 740) at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements. A reconciliation of our unrecognized tax benefits is presented in the table below:

Years Ended October 31,
	2009	2008
Balance as of November 1, 2008	$-	$-
Additions based on tax positions related to the current year	-	-
Additions based on tax positions related to prior year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Balance as of October 31, 2009	$-	$-

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended October 31, 2009 and 2008, the Company did not recognize any interest or penalties in the Statements of Operations, nor did the Company have any interest or penalties accrued at October 31, 2009 and 2008 relating to unrecognized benefits.

The Company has filed income tax returns in the United States and (State). All tax years prior to 2006 are closed by expiration of the statute of limitations.   The years ended October 31, 2009, 2008, and 2007 are open for examination

NOTE 9 – COMMITMENTS AND CONTINGENCIES

a)	Legal Proceedings

At year end October 31, 2008, the Company had the following litigation matters.  All amounts have been accrued in the Company’s financial statements.

On May 27, 2008 the Company filed a lawsuit in the United States District Court, Central District of California, Case No. SACV08-00586 CJC (PLAx) alleging securities law violations and fraud against Douglas G. Furth individually and allegedly dba Millennium Consulting Group, Inc., a defunct Ohio corporation; Mark Fixler; JAG Enterprises, LLC; Michel Attias; Brendon Attias; Timothy Garlin; and various DOE defendants for disgorgement of short-swing profits in violation of the Securities Exchange Act of 1934, Section 16(b) and for recovery of damages for fraud and deceit. On August 7, 2008 we filed

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On March 11, 2008 we were sued in Maricopa County Superior Court by Sound Packaging, LLC for the sum of $2,221.60 for an unpaid invoice for shipping boxes. We did not contest the suit and on July 11, 2008 a judgment in the amount of $3,461.10 was entered against the company.

In April 2008 the Company borrowed a total of $22,000 from MyTightRide, Inc. in two tranches: $6,600 on April 3, 2008 and $15,400 on April 16, 2008. We repaid a total of $10,800 of that sum. Because we did not repay the full amount, on October 21, 2008 MyTightRide sued us for the balance (including court fees). We did not contest the lawsuit and on January 13, 2009 a judgment was entered against the company in Maricopa County Superior Court in the amount of $11,609.73, which represented the principal sum of $11,190.00 plus $419.73 in costs, with interest accruing on the total unpaid amount at 10% per annum. We are presently attempting to negotiate a payment plan for the outstanding judgment.

On August 20, 2008, Airgas Safety, Inc., one of our vendors, sued us (and Richard Reincke, personally, as a guarantor) in the McDowell Mountain Justice Court, Maricopa County, for an unpaid invoice in the amount of $8,959.21 and for $2,983.42 in attorneys’ fees and court costs. We did not contest the lawsuit and a judgment was entered against us and Mr. Reincke personally for those amounts in December 2008.

In addition to the matters specified above, at year end October 31, 2009, the Company had the following litigation matters:

On or about April 14, 2009 a complaint was filed in Maricopa County Superior Court against the company on behalf of American Technology Network Corp., one of the Company’s vendors, for $21,704.24 for unpaid invoices. We did not contest the lawsuit.

On February 27, 2009 Morovision Night Vision, Inc., one of our vendors, sued us  in Maricopa County Superior Court for the unpaid balance of $25,271.70 for products supplied to the company between May 15, 2008 and May 30, 2008. We did not contest the lawsuit and a judgment was entered against the company in May 2009.

On August 27, 2009 Worldwide Express, Inc., a shipping company, filed a complaint in Maricopa County Superior Court for unpaid shipping fees in the amount of $11,421.69 plus attorney’s fees and costs of $3,500.00. We did not contest the lawsuit and on September 28, 2009 Worldwide Express moved for a default judgment.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 14, 2009 Golden Sheep Power, Inc., one of our customers, sued us in Maricopa County Superior Court for $58,673.58 plus $2,000 in attorneys’ fees and $387.20 in costs for a refund for equipment that was not delivered. We did not contest the lawsuit.

b)	Lease obligation

On September 1, 2007 the Company entered into a three year lease to rent its current principle offices and warehouse space.  The total annual rent obligation remaining on the lease is $26,664.

NOTE 10 – DISCONTINUED OPERATIONS

In accordance with ASC 205-20, the Company has classified all results from operations of its former business of providing supplies and materials to providers of emergency response services into discontinued operations line items within the Company’s statements of operations and statements of cash flow.

Net loss from discontinued operations for the year ended October 31, 2009 and 2008 consisted of the following:

	2009	2008
Revenue	$32,891	$400,794
Cost of Goods Sold	115,607	254,191
Operating Expenses	78,918	328,896
Net Loss from Discontinued Operations	$(161,634)	$(182,293)

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to this filing, the Company has issued 2,576,100 shares of common stock for services.

In accordance with ASC 855-10, Company management reviewed all material events through February 16, 2010, and there are no material subsequent events to report other than those reported.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 12 - RESTATED FINANCIAL STATEMENTS

On August 27, 2009 the Company was informed that the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore & Associates who was serving as the Company’s independent registered public accounting firm.  The revocation was a result of Moore’s violation of PCAOB rules and auditing standards.  This revocation of Moore’s registration required the Company to have the financial statements previously issued reaudited for the fiscal years ended October 31, 2008.

This reaudit produced material differences from the previously filed versions.  The main areas requiring misstatements were related to improper valuation of beneficial conversion, improper valuation of common stock and common stock purchase warrants issued for services, and the failure to write off fixed assets that had been disposed of during the period. Included in this filing are the restated 2008 fiscal year financial statements.  For comparative purposes, the table below presents the reaudited balance sheets, income statements and statements of cash flows compared to the original filing.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 12 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

Balance Sheets
ASSETS
	October 31,	October 31,
	2008	2008
	(Original)	(Restated)
CURRENT ASSETS
Cash	$7,101	$7,100
Accounts receivable, net	5,945	5,945
Inventory	127,044	127,044
Total Current Assets	140,090	140,089
PROPERTY AND EQUIPMENT, net	32,702	18,882
TOTAL ASSETS	$172,792	$158,971

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$384,411	$375,958
Bank overdraft	-	-
Accrued interest payable	-	58,320
Note payable-related parties	-	50,000
Note payable	1,225,500	1,082,870
Total Current Liabilities	1,670,381	1,567,148
LONG-TERM DEBT	-	-
TOTAL LIABILITIES	1,670,381	1,567,148

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
8,104,897 and 609,897 shares issued and outstanding, respectively	10,698	610
Additional paid-in capital	3,944,835	4,446,683
Stock subscription payable	-	-
Stock subscription receivable	-	-
Deficit accumulated during the development stage	(5,453,122)	(5,855,470)
Total Stockholders' Equity (Deficit)	(1,497,589)	(1,408,177)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$172,792	$158,971

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 12 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

	For the Year Ended
	October 31,
	2008	2008
	(Original)	(Restated)
REVENUES	$400,794	$-
COST OF GOODS SOLD	253,602	-
GROSS PROFIT (LOSS)	147,192	-

OPERATING EXPENSES
Depreciation and amortization	9,628	9,628
Bad debt expense	328,896	-
Consulting fees	268,987	617,296
Professional fees	63,072	63,072
General and administrative	924,822	841,542
Total Operating Expenses	1,595,405	1,531,538

LOSS FROM OPERATIONS	(1,448,213)	(1,531,538)

OTHER INCOME (EXPENSES)
Interest expense	(162,734)	(348,539)
Other income	-	3,758
Loss on disposal of fixed assets	-	(13,821)
Interest income	170	170
Total Other Income (Expenses)	(162,564)	(358,432)

NET LOSS BEFORE INCOME TAXES	(1,610,777)	(1,889,970)
INCOME TAX EXPENSE	-	-
NET LOSS FROM CONTINUING OPERATIONS	$(1,610,777)	$(1,889,970)

DISCONTINUED OPERATIONS
Loss from discontinued	-	(182,293)
Income tax benefit	-	-
GAIN (LOSS) ON DISCONTINUED OPERATIONS	-	(182,293)
NET LOSS	$(1,610,777)	$(2,072,263)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.16)	$(3.77)
Discontinued operations	0.00	(0.36)
	$(0.16)	$(4.14)
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	10,016,967	500,848

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 12 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Cash Flows
	For the Year
	Ended
	October 31,
	2008	2008
	(Original)	(Restated)
OPERATING ACTIVITIES
Net loss	$(1,610,777)	$(2,072,263)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization of discount on convertible debt	14,664	200,000
Common stock issued for services	146,500	146,500
Common stock purchase options granted for services	15,397	307,157
Depreciation expense	9,628	9,628
Write off of stock subscription receivable	325,000	325,000
Loss on disposal of fixed assets	-	13,821
Changes in operating assets and liabilities:
Increase in inventory	(87,053)	-
Increase in accounts receivable	173,454	-
Increase in accounts payable	-	-
and accrued expenses	200,264	171,257
Net Cash Used in Continuing Operating Activities	(812,923)	(898,900)
Net Cash Provided by Discontinued Operating Activities	-	86,779
Net Cash Used in Operating Activities	(812,923)	(812,121)

INVESTING ACTIVITIES
Property and equipment purchased	(1,139)	(1,140)
Net Cash Used in Investing Activities	(1,139)	(1,140)

FINANCING ACTIVITIES
Repayment of related parties	(50,000)	-
Proceeds from related parties	750,500	-
Repayment of notes payable	-	691,203
Proceeds from notes payable	-
Proceeds from bank overdraft	-
Common stock issued for cash	55,000	55,000
Net Cash Provided by Financing Activities	755,500	746,203

NET INCREASE (DECREASE) IN CASH	(58,562)	(67,058)
CASH AT BEGINNING OF PERIOD	65,663	74,158
CASH AT END OF PERIOD	$7,101	$7,100

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There disclosure has been previously reported on Form 8-K filed August 7, 2009; Form 8-K/A filed September 4, 2009; Form 8-K/A filed September 15, 2009; Form 8-K/A filed September 23, 2009; Form 8-K/A filed September 25, 2009; Form 8-K/A filed October 6, 2009; Form 8-K/A filed December 4, 2009; and Form 8-K/A filed December 10, 2009.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2008.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           We had a significant number of audit adjustments this fiscal year.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override

           Auditor’s Attestation Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

In accordance with current SEC guidelines, our external auditors are required to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors will serve until the next annual meeting of stockholders.  Our executive officer and key employees and consultants are appointed by our board of directors and serve at its discretion.

Directors and Executive Officers

Our board of directors currently consists of only two members.  There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no “family relationships” among the directors, as that term is defined by the Securities and Exchange Commission. Set forth on the table below is a list of our current executive officers and our current Board of Directors, including each member’s age and position with the Company.

Name	Age	Position
Eric D. Johnson	45	Chairman, Board of Directors
Richard C. Reincke	52	President/CEO, CFO and Director
Michael Coskun	26	Vice President

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

Limitation of liability and indemnification of directors. The right of the stockholders to sue any director for misconduct in conducting the affairs of the company is limited by the company’s Certificate of Incorporation, Bylaws and applicable statutory law relating to cases for damages resulting from breaches of fiduciary duties involving acts or omissions involving intentional misconduct, fraud, knowing violations of the law or the unlawful payment of dividends.  Ordinary negligence is not a ground for such a suit.  The statute does not limit the liability of directors or officers for monetary damages under the Federal securities laws.

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

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Executive officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We did not receive copies of any such forms for our review during the year ended October 31, 2009 and therefore we cannot opine as to whether any executive officers, directors or greater than 10% shareholders complied with these requirements, except as follows: our President and CEO, Richard Reincke, and our Chairman, Eric Johnson, received stock compensation during the last fiscal year but have not yet filed their updated Form 4 ownership reports. They have asked the Company to assist them in filing these reports and intend to become current in their reporting obligations.

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

ITEM 11.   EXECUTIVE COMPENSATION

Executive Compensation Summary

There are the only two members of the Board of Directors, Richard Reincke and Eric Johnson, who are also control shareholders of the Company. Mr. Reincke is also both the President/CEO and Chief Financial Officer. Therefore, there are no outside directors or an independent compensation committee.

The following table sets forth the total compensation for the fiscal years ended October 31, 2009, 2008 and 2007, paid to or accrued for our chief executive officer and our other executive officers who provided services to us at October 31, 2009, 2008 and 2007.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Securities Underlying Options/SARs (#)
Eric Johnson, CEO (until March, 2008)	2008	43,600	—		—
	2007	84,000	—		500,000 common
	2006	0.00	—	—	—

Richard Reincke, CEO (from March 2008); CFO	2009	0	—	500,000 options	500,000
COO	2008	37,880	—	(see below)	—
	2007	55,000	—	—	500,000 common
	2006	0.00	—	—	—

Steven Stubblefield	2008	75,000	—	—	—
CTO	2007	75,000	—		150,000 common

Michael Coskun	2009	100,000
Vice President	2008	75,000	—	—	—
	2007	75,000	—	—	200,000 common

Option Grants in Last Fiscal Year

	Individual Grants
	Number of Securities	Percent of Total Options	Exercise Price
Name	Underlying Options	Granted to Employees in Fiscal Year	($/Share)
Richard Reincke	500,000	100%	0.23

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Johnson	0		500,000 (valued at $0.21 per share)	0	0	0	$105,000

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name of Beneficial Owner	Title of Class and Number of Shares Owned		Approximate Percent of Class
Eric Johnson; Chairman	Common	1,050,000	12.9%
Richard Reincke, President/CEO; Chief Financial Officer; Secretary; Director	Common	1,050,000	12.9%
Michael Coskun; Vice President	Common	400,000	4.9%
John Haytol; Corporate Counsel	Common	1,042,000	12.9%
All officers, directors and key employees	Common	3,542,000	43.7%

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

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	950,000	$0.27	3,115,000
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	950,000	$0.27	3,115,000

The Plan was approved by written consent of a majority of the Company’s stockholders on March 12, 2007 by an action by written consent in lieu of a meeting.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements with Executive Officers and Directors

We have only two directors; one, Richard Reincke, serves as both our President/CEO and CFO; he is also a 10% shareholder. The other, Eric Johnson, is our Chairman of the Board and a 10% shareholder. Therefore, we do not have any independent directors.

During the last fiscal year we held seven (7) board meetings. Both directors attended all board meetings. We did not hold an annual meeting of shareholders during the fiscal year ended October 31, 2009.

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

The Company has received significant loans from related parties. Specifically, at the fiscal year ended October 31, 2009 Eric Johnson, Chairman of our Board of Directors, had an outstanding loan to the Company in the principal amount of $272,134.88 at 12% per annum interest on the unpaid principal. A&Z Investments, LLC had an outstanding loan to the Company in the principal amount of $945,500 at 12% per annum interest on the unpaid principal.  A&Z Investments, LLC is a shareholder of the Company.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We received aggregate billings from our former auditor, Moore & Associates, for the audit of our annual financial statements for the fiscal year ending October 31, 2008 and for review of our quarterly statements through July 31, 2008. We incurred fees of approximately $10,625 from Moore & Associates for review of our quarterly statements for 2008 and of approximately $7,500.00 for the audit of our annual financial statements for the fiscal year ending October 31, 2008. We have been required to re-audit the balance sheet of the Company as of October 31, 2008, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended due to the revocation of the registration of Moore and Associates Chartered. We retained Mantyla McReynolds LLC to re-audit those financial statements for the fiscal year ended October 31, 2008 and incurred fees of approximately $9,100 for that review, and an additional $15,000 for the audit of our annual financial statements for the fiscal year ending October 31, 2009.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following exhibits are either attached hereto or incorporated herein by reference as indicated:

(b)

Exhibit Number	Description	Exhibit
3.1	Certificate of Incorporation dated February 15, 2005 *
3.2	Certificate of Amendment of Certificate of Incorporation dated April 21, 2005 *
3.3	Amended and Restated Certificate of Incorporation dated October 26, 2005*
3.4	Certificate of Amendment of Certificate of Incorporation of GWS Technologies dated June 30, 2008	Filed herewith
3.5	Certificate of Amendment of Certificate of Incorporation of GWS Technologies dated October 13, 2008	Filed herewith
3.6	Bylaws*
10.1	Amendment No. 1 to Lease with Camidor Properties**
10.2	Consulting Agreement with Cota LLC dated May 19, 2009
14	Code of Ethics**
23	Consent of Mantyla McReynolds LLC	Filed herewith
31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*     Previously filed as exhibits to our registration statement on Form SB-2, file number 3333-139751, filed December 29, 2006.
**       Previously filed as exhibits to our Annual Report on Form 10-KSB filed February 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2010	By:	/s/ Richard Reincke
Richard Reincke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Johnson	Chairman of the Board of Directors	February 16, 2010
Eric Johnson

/s/ Richard Reincke	President, Chief Financial Officer and Director	February 16, 2010
ichard Reincke	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)