Form 10-Q
period 2010-01-31
GWS Technologies, Inc.
filed 2010-03-22
CIK 1365983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark  One)
☒  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended January 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of March 19, 2010 was approximately 11,501,497 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED JANUARY 31, 2010
TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I- FINANCIAL INFORMATION

Item  1.     Financial Statements

GWS TECHNOLOGIES, INC.
Balance Sheets

ASSETS

	January 31,	October 31,
	2010	2009
	(Unaudited)	(Restated)
CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	231,903	309,819

Total Current Assets	231,903	309,819

PROPERTY AND EQUIPMENT, net	11,640	13,089

TOTAL ASSETS	$243,543	$322,908

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$502,719	$496,557
Bank overdraft	56	1,978
Accrued interest payable	279,732	232,928
Note payable-related parties	363,032	358,135
Note payable	1,192,703	1,232,703

Total Current Liabilities	2,338,242	2,322,301

LONG-TERM DEBT	-	-

TOTAL LIABILITIES	2,338,242	2,322,301

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
10,680,997 and 8,104,897 shares issued and outstanding, respectively	10,681	8,105
Additional paid-in capital	11,675,636	10,448,918
Stock subscription receivable	(22,522)	-
Accumulated deficit	(13,758,494)	(12,456,416)

Total Stockholders' Equity (Deficit)	(2,094,699)	(1,999,393)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$243,543	$322,908

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.
Statements of Operations
(Unaudited)
	For the Three Months
	Ended
	January 31,
	2010	2009

REVENUES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT (LOSS)	-	-

OPERATING EXPENSES

Depreciation and amortization	1,448	1,448
Consulting fees	1,215,415	1,726,024
Professional fees	21,950	3,762
General and administrative	16,461	12,327

Total Operating Expenses	1,255,274	1,743,561

LOSS FROM CONTINUING OPERATIONS	(1,255,274)	(1,743,561)

OTHER INCOME (EXPENSES)

Interest expense	(46,804)	(35,596)

Total Other Income (Expenses)	(46,804)	(35,596)

NET LOSS BEFORE INCOME TAXES	(1,302,078)	(1,779,157)
INCOME TAX EXPENSE	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(1,302,078)	$(1,779,157)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(31,923)
Income tax benefit	-	-
GAIN (LOSS) ON DISCONTINUED OPERATIONS	-	(31,923)

NET LOSS	$(1,302,078)	$(1,811,080)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.14)	$(0.86)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	9,270,247	2,094,897

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.
Statements of Stockholders' Equity (Deficit)

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, October 31, 2008	609,897	$610	$4,446,683	$-	$(5,855,470)	$(1,408,177)

Common stock issued for services	4,895,000	4,895	4,478,098	-	-	4,482,993

Options exercised in exchange for services	2,250,000	2,250	360,250	-	-	362,500

Options exercised for cash at $0.46 per share	300,000	300	137,200	-	-	137,500

Common stock issued for
debt at $0.30 per share	50,000	50	14,950	-	-	15,000

Options granted as compensation	-	-	1,007,070	-	-	1,007,070

Beneficial conversion feature of
convertible debt	-	-	4,667	-	-	4,667

Net loss for the year ended
October 31, 2009	-	-	-	-	(6,600,946)	(6,600,946)

Balance, October 31, 2009	8,104,897	8,105	10,448,918	-	(12,456,416)	(1,999,393)

Common stock issued for services (unaudited)	2,087,500	2,087	1,157,643	-	-	1,159,730

Common stock issued for cash at
$0.36 per share (unaudited)	88,600	89	29,475	(22,522)	-	7,042

Common stock issued for
debt at $0.10 per share (unaudited)	400,000	400	39,600	-	-	40,000

Net loss for the three months ended
January 31, 2010 (unaudited)	-	-	-	-	(1,302,078)	(1,302,078)

Balance, January 31, 2010 (unaudited)	10,680,997	$10,681	$11,675,636	$(22,522)	$(13,758,494)	$(2,094,699)

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.
Statements of Cash Flows
(Unaudited)
	For the Three Months
	Ended
	January 31,
	2010	2009

OPERATING ACTIVITIES
Net loss	$(1,302,078)	$(1,811,080)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	1,237,646	1,722,600
Depreciation expense	1,449	1,448
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	57,863	(21,231)

Net Cash Used in Continuing Operating Activities	(5,120)	(108,263)
Net Cash Provided by Discontinued Operating Activities	-	3,243
Net Cash Used in Operating Activities	(5,120)	(105,020)

INVESTING ACTIVITIES
Property and equipment purchased	-	-

Net Cash Used in Investing Activities	-	-
Net Cash Provided by Discontinued Investing Activities	-	-
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	-	98,700
Repayment of bank overdraft	(1,922)	-
Common stock issued for cash	7,042	-

Net Cash Provided by Financing Activities	5,120	98,700
Net Cash Provided by Discontinued Operating Activities	-	-
Net Cash Used in Operating Activities	5,120	98,700
	-
NET INCREASE (DECREASE) IN CASH		(6,320)

CASH AT BEGINNING OF PERIOD	-	7,100

CASH AT END OF PERIOD	$-	$780

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Non Cash Financing Activities:
Common stock issued for debt	$40,000	$-

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.
Condensed Notes to the Financial Statements
January 31, 2010 and October 31, 2009

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2009 financial statements.  The results of operations for the periods ended January 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the year ended October 31, 2009 to reflect material differences discovered subsequent to the report 10K being filed.  The Company erroneously recorded $88,200 worth of stock to be issued for services as having been issued.  This resulted in an overstatement of the Additional Paid-in Capital account of $88,200, an overstatement of Stock Subscription Receivable account of $65,969 and an understatement of accounts payable of $22,231.  In accordance with FASB ASC 505-50, the Company has reclassified the remaining $309,819 of stock issued in advance for services that were improperly classified as “Stock Subscription Receivables” in the stockholder’s equity section of the balance sheet to “Prepaid Expenses” in the current asset section of the balance sheet.  The Company also updated section 9A to clarify its assessment of internal controls as of October 31, 2009.   The below tables are summarized financial statements comparing the restated financial statements to those originally filed.

Balance Sheets

ASSETS
	October 31,	October 31,
	2009	2009
		(Restated)
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	-	309,819
Total Current Assets	-	309,819
TOTAL ASSETS	$13,089	$322,908

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Total Current Liabilities	2,300,070	2,322,301
LONG-TERM DEBT	-	-
TOTAL LIABILITIES	2,300,070	2,322,301

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	-	-
Common stock	8,105	8,105
Additional paid-in capital	10,537,118	10,448,918
Stock subscription receivable	(375,788)	-
Accumulated deficit	(12,456,416)	(12,456,416)
Total Stockholders' Equity (Deficit)	(2,286,981)	(1,999,393)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,089	$322,908

NOTE 3 -  GOING CONCERN

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

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 5 – COMMON STOCK

a)	During the first quarter, the Company issued 2,077,500 shares of common stock for services for an average price of $0.51 per share.
b)
During the first quarter, the Company issued 88,600 shares of common stock for cash for an average price of $0.36 per share.  A portion of these proceeds have not been collected and have been recorded as a stock subscription receivable of $22,522 as of January 31, 2010.

c)	During the first quarter, the Company issued 400,000 shares of common stock for debt for $0.10 per share.

NOTE 6 – DISCONTINUED OPERATIONS

In accordance with ASC 205-20, the Company has classified all results from operations of its former business of providing supplies and materials to providers of emergency response services into discontinued operations line items within the Company’s statements of operations and statements of cash flow.

Net loss from discontinued operations for the three months ended January 31, 2009 and 2008 consisted of the following:

	2009	2008
Revenue	$-	$31,476
Cost of Goods Sold	-	3,129
Operating Expenses	-	60,270
Net Loss from Discontinued Operations	$-	$(31,923)

NOTE 7 – SUBSEQUENT EVENTS

The Company issued the following shares of its common stock for services and cash:

o	February 2, 2010 - 2,500 shares to consultant for sales and marketing services.
o	February 2, 2010 - 30,000 shares to consultant for services.
o	February 2, 2010 - 38,000 shares issued for cash totaling $6,552.
o	February 24, 2010 - 50,000 shares issued to a consultant for marketing services.
o	February 24, 2010 - 50,000 shares issued to a consultant for marketing services.
o	March 3, 2010 - 50,000 shares issued for cash totaling $9,100.
o	March 3, 2010 - 50,000 shares issued to a consultant for marketing services.
o	March 10, 2010 - 50,000 shares issued to a consultant for marketing services.
o	March 11, 2010 - 500,000 shares issued a consultant for investor relations services.

The Company has evaluated subsequent events through March 19, 2010, the date the financial statements were issued, and has concluded that there are no recognized or non-recognized subsequent events other than those noted above that have occurred since the quarter ended January 31, 2010.

Item  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended January 31, 2010, this “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We provide wind turbines and other wind and solar products, primarily to retail and commercial customers. During the past several quarters we have focused on the following two main areas to expand our business: (1) joint venturing with landowners to build solar farms; and (2) retrofitting commercial buildings with alternative energy equipment, concentrating on solar power installations in Arizona.

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

In March 2009, Arizona Public Service (APS) issued a Request for Proposal (RFP) for renewable energy from small generation resources. GWS Technologies, Inc., in conjunction with Dominion Real Estate Investments LLC responded to the RFP in June of 2009. After a vetting process, GWS was notified that it was on the short list of bidders, and subsequently Dominion and GWS entered into a Power Purchase Agreement, or PPA, from APS in February 2010.

The proposed project will consist of a 7.4MW (DC) solar farm in Buckeye, Arizona. The project will utilize mono-crystalline solar panel technology on just over 35 acres of land and is estimated to produce 13,000MWh of electricity per year. The project is estimated to take 7 months to complete.  GWS and Dominion are currently negotiating for financing on the project; however, there is presently no assurance that financing on commercially reasonable terms will be available in a timely manner, and without timely financing there is no guarantee that this project will be completed on schedule, or at all.

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

As referenced above, we have partnered with Dominion Real Estate Partners, Inc. (DREP) to provide solutions and technology integration on alternative energy projects in Texas and Arizona. DREP is a real estate and development holding company; the principals of the company also are the Managing Partners and founders of Dominion Real Estate Partners LLS, a full service residential and commercial real estate company with over 160 associates in 15 offices in Arizona, Texas, and California.

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

In addition to supplying the solar panels and equipment to retrofit these buildings, we will assist the end-user to apply for certification under Arizona’s Commercial/Industrial Solar Energy Tax Credit Program. The primary goal of this program is to stimulate the production and use of solar energy in commercial and industrial applications by subsidizing the initial cost of solar energy devices. Tax credits can be used to offset Arizona income tax liability; any unused credit amounts can be carried forward for a five-year period.

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

Liquidity and capital resources

Our material cash expenditures have been very limited during the last quarter, primarily expenses relating to general and administrative expenses, including payroll expenses and office rent; and accounting and legal fees relating to our reporting obligations.

During the last quarter, our operating expenses have mostly been paid by loans from large shareholders and a director of the Company. We have allocated a significant portion of our personnel resources to attempting to develop solar farms in Arizona as opposed to further development of our distribution business, which has been dramatically affected by our inability to obtain financing for our customers. Moreover, we have been required to engage consultants with expertise in electrical engineering and contracting to provide the services necessary to move forward with our planning, design and bidding activities. This has resulted in significant losses during the last quarter.

As referenced above, the domestic, and indeed global, financial crisis has negatively affected our ability to obtain purchase order, accounts receivable, and inventory financing, which has slowed our distribution activities.

We need to raise significant capital to continue as a going concern. We also have significant outstanding invoices from suppliers, some of which are overdue (and have gone to collection or resulted in judgments) and which are negatively affecting our credit lines with our suppliers.  There can be no assurance that we will raise sufficient funds to continue our business operations.

We had no cash at January 31, 2010, nor did we have any accounts receivable or inventory. The significant decrease in our accounts receivable was caused by our inability to finance our sales contracts in a timely manner.  We currently do not have any significant cash resources, and our need for capital is our most significant business concern and the single most significant factor limiting our growth.

Our accounts payable and accrued expenses at January 31, 2010 were $502,719, as compared to $496,557 at October 31, 2009. Our total current liabilities at January 31, 2010 were $2,338,242, as compared to $2,322,301 at October 31, 2009.

We held property and equipment at January 31, 2010 which was valued, net of depreciation, at $11,640, and prepaid expenses valued at $231,903, for total assets of $243,543.

Results of Operations

We had no revenues for the three months ended January 31, 2010. We have classified all results from operations of our  former business of providing supplies and materials to providers of emergency response services into discontinued operations line items within the Company’s statements of operations and statements of cash flow, and we have shifted our business focus from distributing products manufactured by other parties to joint venturing on proposed solar and wind farms.

We have incurred losses since our inception. Our net loss was $1,302,078 for the three-month period ended January 31, 2010, as compared to $1,881,080 for the same period for the prior year.  A significant portion of the operating expenses in both periods were due to consulting fees, with shares of common stock issued for services.

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

Effects of Regulation on Global Solar Industry. Germany’s Renewable Energy Sources Act required German power companies to buy all the alternative energy produced by photovoltaic systems, at a fixed above-market price, for 20 years. This mechanism, known as a feed-in tariff, has given German entrepreneurs a powerful incentive to install solar panels. With a locked-in customer base for their electricity, they can earn a reliable return on their investment. It has incentivized German homeowners and small businesses to install solar panels on their roofs and farmers to build small solar farms in their unused fields. Spain, France, Italy and Greece have copied Germany’s solar incentives, and states like New Jersey and California in the United States have used modified forms of these incentives to jump-start solar power installations.

However, the German government has decided to cut incentives for solar power by 16 percent beginning July 1, 2010. The cuts in the feed-in tariff will apply for rooftop photovoltaic systems as well as those built on conversion sites such as dumps and former army bases. Converted farmland fields will no longer be eligible for any incentives at all from July 1. This measure has created a surge in short-term demand for solar panels, and a resulting price spike. We do not believe that this will create a long-term shortage of solar panels or that it will significantly effect our business operations.

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

•	Prepare targets for agency-wide reductions in 2020 for greenhouse gas (GHG) emissions.

•
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

•	In establishing the target, agencies shall consider reductions associated with:

•	Reducing agency building energy intensity.

•	Increasing agency renewable energy use and on-site projects.

•	Reducing agency use of fossil fuels by:

•	Using low GHG emitting and alternative fuel vehicles.

•	Optimizing vehicle numbers across agency fleets.

•	Reducing petroleum consumption in agency fleets of 20 or more 2% annually through fiscal year 2020 relative to a fiscal year 2005 baseline.

•
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

•	In establishing the target, agencies shall consider reductions associated with:

•	Pursuing opportunities with vendors and contractors to address and incentivize GHG emission reductions.

•	Implementing strategies and accommodations for transit, travel, training, and conferences that actively reduce carbon emissions associated with commuting and travel by agency staff.

•	Meeting greenhouse gas emissions reductions associated with other Federal Government sustainability goals.

•	Implementing innovative policies and practices that address agency-specific scope 3 GHG emissions.

•
Within 15 months, establish and report to the CEQ Chair and OMB Director a comprehensive inventory of absolute GHG emissions across all three scopes for fiscal year 2010. Comprehensive inventories shall be submitted annually thereafter at the end of each January.

Sustainable Buildings and Communities

Federal agencies must enhance efforts towards sustainable buildings and communities. Specific requirements include:

•	Implement high performance sustainable Federal building design, construction, operation and management, maintenance, and deconstruction by:

•	Ensuring all new Federal buildings, entering the design phase in 2020 or later, are designed to achieve zero net energy by 2030.

•	Ensuring all new construction, major renovations, or repair or alteration of Federal buildings comply with the Guiding Principles of Federal Leadership in High Performance and Sustainable Buildings

•
Ensuring at least 15% of existing agency buildings and leases (above 5,000 gross square feet) meet the Guiding Principles by fiscal year 2015 and that the agency makes annual progress towards 100% compliance across its building inventory.

•	Pursuing cost-effective, innovative strategies (e.g., highly-reflective and vegetated roofs) to minimize consumption of energy, water, and materials.

•	Managing existing building systems to reduce the consumption of energy, water, and materials, and identifying alternatives to renovation that reduce existing asset deferred maintenance costs.

•	When adding assets to agency building inventories, identifying opportunities to:

•	Consolidate and eliminate existing assets.

•	Optimize the performance of portfolio property.

•	Reduce associated environmental impacts.

•	Ensuring rehabilitation of Federally-owned historic buildings utilizes best practices and technologies in retrofitting to promote long-term viability of the building.

•	Advance regional and local integrated planning by:

•	Participating in regional transportation planning and recognizing existing community transportation infrastructure.

•	Aligning Federal policies to increase the effectiveness of local planning for energy choices such as locally-generated renewable energy.

•
Ensuring that planning for new Federal facilities and leases consider sites that are pedestrian friendly, near existing employment centers, and accessible to public transport; and emphasize existing central cities and, in rural communities, existing or planned town centers.

•
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

(a)           Evaluation of Disclosure Controls and Procedures

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

Based on that evaluation, our chief executive officer/chief financial officer concluded that, as of January 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our principle difficulty is that we are understaffed and undercapitalized and do not presently employ a full-time chief financial officer; we also do not employ a full-time bookkeeper to maintain our records.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness in our disclosure controls and procedures.

 (b)           Changes in internal control over financial reporting

Our management, with the participation of Mr. Reincke, our chief executive officer/chief financial officer, has concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the last quarter we relied on loans and our limited revenues to obtain the funding necessary to operate the business. We are delinquent in paying many of our suppliers, resulting in several collection lawsuits. We do not have any cash reserves and we will need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities further until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. Therefore, we may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects and our ability to continue in business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Act”), we furnished, at October 31, 2009, a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective. A requirement for a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting has been delayed but will become a future requirement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 3, 2009 we sold 20,000 shares of our common stock for the purchase price of $7,410 in an offshore transaction outside the United States to a non-US person in an offshore transaction (as defined in Regulation S) pursuant to an exemption from registration provided by Regulation S under the Securities Act.

Item 3. Defaults Upon Senior Securities

One of our noteholders has agreed to forebear on the collection of a promissory entered into on September 1, 2007 with the company. As consideration for a six (6) month extension of the loan term, the parties agreed  to the following: (i) The interest rate listed was changed from a fixed rate of 12% per annum to 15% per annum, with payments due on the 15th of each month; (ii) the conversion rights of the principal and unpaid interest remained, but the conversion rate was repriced at thirty cents ($0.30) per share; and (iii) the company also agreed, in consideration of its appreciation of her assistance and cooperation in extending this loan, to grant the noteholder stock equivalent to the amount of shares which would be purchased by a 10% interest “payment” on her loan.  This amount, $10,000.00 (or 10% of the loan) yielded 50,000 shares of stock at a price of $0.20 per share.  This was a one time nonrefundable and additional “interest” on her loan. The $100,000 loan, with accrued unpaid interest of approximately $9,000, was due March 1, 2009 and has not yet been repaid.

Item  6.     Exhibits

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Exhibit	Description
3.1	Certificate of Incorporation dated February 15, 2005 *
3.2	Certificate of Amendment of Certificate of Incorporation dated April 21, 2005 *
3.3	Amended and Restated Certificate of Incorporation dated October 26, 2005*
3.4	Certificate of Amendment of Certificate of Incorporation of GWS Technologies dated June 30, 2008**
3.5	Certificate of Amendment of Certificate of Incorporation of GWS Technologies dated October 13, 2008***
3.6	Bylaws*
10.1	Amendment No. 1 to Lease with Camidor Properties**
14	Code of Ethics**
31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*     Previously filed as exhibits to our registration statement on Form SB-2, file number 3333-139751, filed December 29, 2006.
**       Previously filed as exhibits to our Annual Report on Form 10-KSB filed February 12, 2008.
***     Previously filed as exhibits to our Annual report on Form 10-K filed February 16, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GWS Technologies, Inc.

Date:March 19, 2010	By:	/s/ Richard Reincke
Chief Executive Officer/Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Description
3.1	Certificate of Incorporation dated February 15, 2005 *
3.2	Certificate of Amendment of Certificate of Incorporation dated April 21, 2005 *
3.3	Amended and Restated Certificate of Incorporation dated October 26, 2005*
3.4	Certificate of Amendment of Certificate of Incorporation of GWS Technologies dated June 30, 2008**
3.5	Certificate of Amendment of Certificate of Incorporation of GWS Technologies dated October 13, 2008***
3.6	Bylaws*
10.1	Amendment No. 1 to Lease with Camidor Properties**
14	Code of Ethics**
31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*     Previously filed as exhibits to our registration statement on Form SB-2, file number 3333-139751, filed December 29, 2006.
**       Previously filed as exhibits to our Annual Report on Form 10-KSB filed February 12, 2008.
***     Previously filed as exhibits to our Annual report on Form 10-K filed February 16, 2010.