Form 10-K/A
period 2009-10-31
GWS Technologies, Inc.
filed 2010-03-26
CIK 1365983

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $1,500,000.00

The number of shares outstanding of the registrant’s classes of common stock, as of March 25, 2010, was 11,501,497.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   DESCRIPTION OF PROPERTY

Description of Property

 As of the date specified in the following table, we held the following property:

Property	October 31, 2009
Cash	$-
Property and Equipment, Net	$13,089
Inventory	$-
Accounts Receivable, Net	$-
Prepaid Expenses	$309,819
Total Assets	$322,908

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

Holders of record. On March 25,  2010, there were approximately 64 shareholders of record of our common stock. We have no record of the number of shareholders who currently hold their stock in “street” name with various brokers.

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

We had a  loss of $6,176,516 in our operating activities for the fiscal year ended October 31, 2009, as compared to $1,545,359 for the fiscal year ended October 31, 2008. The worldwide economic crisis exacerbated our financial situation in 2009. Because of our cash flow problems, during the fiscal years ended October 31, 2008 and October 31, 2009 we were delinquent in paying many of our existing suppliers, and our credit rating declined.  We also had several delinquent accounts result in lawsuits and judgments. The domestic, and then global, financial crisis which followed negatively affected our ability to obtain any type of purchase order, accounts receivable, inventory financing, or equity financing.  We are continuing to negotiate for the necessary financing, but the credit crisis and broad economic downturn has caused both significant delays in our obtaining such financing, and much stricter requirements for obtaining such financing, with financial institutions and factors charging higher rates, demanding more comprehensive guarantees (including, in most cases, personal guarantees from our senior management), and requiring our customers’ end-users to qualify as credit worthy.  This has negatively affected our business operations.

We continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company.

Our loss from continuing operations for the year ended October 31, 2009 was $6,439,312, compared to a loss from continuing operations at October 31, 2008 of $1,889,970.

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

Our accounts payable and accrued expenses at October 31, 2009 were $496,557, as compared to $375,958 at October 31, 2008.  Our total current liabilities at October 31, 2009 were $2,322,301, as compared to $1,567,148 at October 31, 2008.

We held property and equipment at October 31, 2009 which was valued, net of depreciation, at $13,089, as compared with property and equipment with a net valuation, net of depreciation, at $18,882 at October 31, 2008. Our total assets at October 31, 2009 were $322,908 as compared with total assets of $158,971 at October 31, 2008. The increase was due to an increase in prepaid expenses.

The inventory is recorded at the lower of cost or market.  The Company has inventory of $-0- and $127,044 as of October 31, 2009 and October 31, 2008.  The Company has recorded a reserve of $127,044 and $-0- for slow moving inventory as of October 31, 2009 and October 31, 2008.  All of these amounts are finished goods.

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

We have audited the accompanying balance sheets of GWS Technologies, Inc. as of October 31, 2009 (as re-stated)  and 2008 (as re-stated), and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficit), for the  years  ended October 31, 2009 (as re-stated) and 2008(as re-stated)  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GWS Technologies, Inc. as of October 31, 2009 (as re-stated) and  2008 (as re-stated), and the results of operations and cash flows for the years ended October 31,  2009 (as re-stated) and 2008(as re-stated), in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds LLC
Mantyla McReynolds LLC
Salt Lake City, Utah
February 16, 2010 except as to Notes 11 and 13, which are as of  March 25, 2010

GWS TECHNOLOGIES, INC.
Balance Sheets

ASSETS
	October 31,	October 31,
	2009	2008
	(Restated)	(Restated)
CURRENT ASSETS
Cash	$-
Accounts receivable, net	-
Inventory	-
Prepaid expenses	309,819
Total Current Assets	309,819

PROPERTY AND EQUIPMENT, net	13,089

TOTAL ASSETS	$322,908

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$496,557	$375,958
Bank overdraft	1,978	-
Accrued interest payable	232,928	58,320
Note payable-related parties	358,135	50,000
Note payable	1,232,703	1,082,870
Total Current Liabilities	2,322,301	1,567,148

LONG-TERM DEBT	-	-

TOTAL LIABILITIES	2,322,301	1,567,148

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
8,104,897 and 609,897 shares issued and outstanding, respectively	8,105	610
Additional paid-in capital	10,448,918	4,446,683
Accumulated deficit	(12,456,416)	(5,855,470)
Total Stockholders' Equity (Deficit)	(1,999,393)	(1,408,177)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$322,908	$158,971

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

GWS TECHNOLOGIES, INC.
Statements of Stockholders' Equity (Deficit)
(Restated)

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, October 31, 2006	6,573,300	$6,573	$1,092,500	$-	$(956,450)	$142,623

Common stock issued for
cash at $1.00 per share	1,029,500	1,030	1,028,470	(325,000)	-	704,500

Fair value of warrants	-	-	78,271	-	-	78,271

Beneficial conversion feature of
convertible debt	-	-	41,792	-	-	41,792

Common stock issued for
debt at $0.30 per share	333,333	333	99,667	-	-	100,000

Common stock issued for
services at $1.00 per share	1,340,000	1,340	1,338,660	-	-	1,340,000

Net loss for the year ended
October 31, 2007	-	-	-	-	(2,826,757)	(2,826,757)

Balance, October 31, 2007	463,807	$464	$3,688,172	$(325,000)	$(3,783,207)	$(419,571)

Beneficial conversion feature of
convertible debt	-	-	200,000	-	-	200,000

Repricing of options	-	-	67,234	-	-	67,234

Options granted as compensation	-	-	239,923	-	-	239,923

Common stock issued for
debt at $6.00 per share	8,333	8	49,992	-	-	50,000

Common stock issued for
cash at $20.00 per share	2,750	3	54,997	-	-	55,000

Common stock issued for
services at $2.40 per share	60,000	60	146,440	-	-	146,500

Fractional shares issued
pursuant to reverse stock split	75,007	75	(75)	-	-	-

Write off of stock subscription receivable				325,000

Net loss for the year ended
October 31, 2008	-	-	-	-	(2,072,263)	(2,072,263)

Balance, October 31, 2008	609,897	610	4,446,683	-	(5,855,470)	(1,408,177)

Common stock issued for services	4,895,000	4,895	4,478,098	-	-	4,482,993

Options exercised in exchange for services	2,250,000	2,250	360,250	-	-	362,500

Options exercised for cash at $0.46 per share	300,000	300	137,200	-	-	137,500

Common stock issued for
debt at $0.30 per share	50,000	50	14,950	-	-	15,000

Options granted as compensation	-	-	1,007,070	-	-	1,007,070

Beneficial conversion feature of
convertible debt	-	-	4,667	-	-	4,667

Net loss for the year ended
October 31, 2009	-	-	-	-	(6,600,946)	(6,600,946)

Balance, October 31, 2009	8,104,897	$8,105	$10,448,918	$-	$(12,456,416)	$(1,999,393)

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.
Statements of Cash Flows
(restated)	For the Year
	Ended
	October 31,
	2009	2008
		(Restated)
OPERATING ACTIVITIES
Net loss	$(6,600,946)	$(2,072,263)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization of discount on convertible debt	92,667	200,000
Common stock issued for services	4,557,905	146,500
Common stock purchase options granted for services	1,007,070	307,157
Depreciation expense	5,793	9,628
Loss on disposal of fixed assets	-	13,821
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	184,975	171,257
Net Cash Used in Continuing Operating Activities	(752,536)	(1,223,900)
Net Cash Provided by Discontinued Operating Activities	132,990	411,779
Net Cash Used in Operating Activities	(619,546)	(812,121)

INVESTING ACTIVITIES
Property and equipment purchased	-	(1,140)
Net Cash Used in Investing Activities	-	(1,140)
Net Cash Provided by Discontinued Operating Activities	-	-
Net Cash Used in Operating Activities	-	(1,140)

FINANCING ACTIVITIES
Repayment of related parties	(122,000)	-
Proceeds from related parties	430,135	-
Repayment of notes payable	-	691,203
Proceeds from notes payable	164,833
Proceeds from bank overdraft	1,978
Common stock issued for cash	137,500	55,000
Net Cash Provided by Financing Activities	612,446	746,203
Net Cash Provided by Discontinued Operating Activities	-	-
Net Cash Used in Operating Activities	612,446	746,203

NET INCREASE (DECREASE) IN CASH	(7,100)	(67,058)
CASH AT BEGINNING OF PERIOD	7,100	74,158
CASH AT END OF PERIOD	$-	$7,100

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid For:
Interest	$235	$90,475
Income taxes	-	-
Non Cash Financing Activities:
Prepaid stock issued for services	$309,819	-
Common stock issued for debt	$15,000	$50,000

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

During the year ended October 31, 2009, the Company issued 4,895,000 shares of common stock at an average price of $0.91 per share for services.  During the same period, the Company issued 2,250,000 in conjunction with the exercise of options.  These options were exercised in exchange for services provided the Company.  Additionally, the Company issued 300,000 shares of common stock in exchange for options for a total of $137,500 in cash.  During the year ended October 31, 2009, the Company issued 50,000 shares of common stock upon the conversion of $15,000 of debt at $0.30 per share. During the year ended October 31, 2008, the Company’s common stock was reverse split on the basis of 1 share for 20 shares.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the reporting period ended October 31, 2009 and through the next quarter reporting period ended January 31, 2010, the Company issued 2,576,100 shares of common stock for services, which were reported on the Company’s 10-Q Quarterly report filed with the Securities and Exchange Commission on March 22, 2010. Subsequent to the reporting period ended January 31, 2010, and through March 25, 2010, the Company issued the following shares of its common stock for services and cash:

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

In accordance with ASC 855-10, Company management reviewed all material events through March 25, 2010, and there are no material subsequent events to report other than those reported.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 12 - RESTATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2008

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

NOTE 13 - RESTATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2009

The Company has restated its financial statements as of and for the year ended October 31, 2009 to reflect material differences discovered subsequent to the report 10K being filed.  The Company erroneously recorded $88,200 worth of stock to be issued for services as having been issued.  This resulted in an overstatement of the Additional Paid-in Capital account of $88,200, an overstatement of Stock Subscription Receivable account of $65,969 and an understatement of accounts payable of $22,231 which resulted from an understatement of the average price per share for services.  In accordance with FASB ASC 505-50, the Company has reclassified the remaining $309,819 of stock issued in advance for services that were improperly classified as “Stock Subscription Receivables” in the stockholder’s equity section of the balance sheet to “Prepaid Expenses” in the current asset section of the balance sheet.  The below tables are summarized financial statements comparing the restated financial statements to those originally filed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

The disclosure has been previously reported on Form 8-K filed August 7, 2009; Form 8-K/A filed September 4, 2009; Form 8-K/A filed September 15, 2009; Form 8-K/A filed September 23, 2009; Form 8-K/A filed September 25, 2009; Form 8-K/A filed October 6, 2009; Form 8-K/A filed December 4, 2009; and Form 8-K/A filed December 10, 2009.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our principal executive officer, Richard Reincke, who also serves as our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls by our principal executive officer, Richard Reincke, who also serves as our principal financial officer, included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Mr. Reincke does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on his evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that as of October 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

(b)            Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

The COSO internal control framework consists of five interrelated components derived from the way management runs a business. According to COSO, these components provide an effective framework for describing and analyzing the internal control system implemented in an organization as required by financial regulations. The five components are the following:

Control environment: The control environment sets the tone of an organization, influencing the control consciousness of its people. It is the foundation for all other components of internal control, providing discipline and structure. Control environment factors include the integrity, ethical values, management's operating style, delegation of authority systems, as well as the processes for managing and developing people in the organization.

 Risk assessment: Every entity faces a variety of risks from external and internal sources that must be assessed. A precondition to risk assessment is establishment of objectives and thus risk assessment is the identification and analysis of relevant risks to the achievement of assigned objectives. Risk assessment is a prerequisite for determining how the risks should be managed.

Control activities: Control activities are the policies and procedures that help ensure management directives are carried out. They help ensure that necessary actions are taken to address the risks that may hinder the achievement of the entity's objectives. Control activities occur throughout the organization, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

Information and communication: Information systems play a key role in internal control systems as they produce reports, including operational, financial and compliance-related information that make it possible to run and control the business. In a broader sense, effective communication must ensure information flows down, across and up the organization. For example, formalized procedures exist for people to report suspected fraud. Effective communication should also be ensured with external parties, such as customers, suppliers, regulators and shareholders about related policy positions.

Monitoring: Internal control systems need to be monitored, a process that assesses the quality of the system's performance over time. This is accomplished through ongoing monitoring activities or separate evaluations. Internal control deficiencies detected through these monitoring activities should be reported upstream and corrective actions should be taken to ensure continuous improvement of the system.

Based on this assessment, management has identified the following three material weaknesses that have caused management to conclude that, as of October 31, 2009, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending October 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3.           We had a significant number of audit adjustments this fiscal year.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments this year and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(c)           Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, management plans to increase our personnel resources and technical accounting expertise within the accounting function when sufficient funds are available. If and when sufficient funds become available, we plan to hire a full-time Chief Financial Officer and segregate duties consistent with control objectives. Part of the proposed CFO’s duties will be to assist in the preparation and implementation of sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

In addition to the material weaknesses specified above, we presently have only two directors, one of whom, Mr. Reincke, is both our President/CEO and our Chief Financial Officer. Mr. Johnson, our Chairman of the Board, has not been an officer of the company since March, 2008, but is still a 10% shareholder. Therefore, the entire board performs audit and compensation matters, and we do not have an audit or compensation committee which includes independent, outside directors. We are currently reviewing potential candidates for our board of directors but believe we will need to obtain D&O insurance for any new directors as a precondition to their appointment or election.

Management believes that the lack of an audit or compensation committee has not yet had an affect on our disclosure controls and procedures, and our internal control over financial reporting. However, in the event we expand our operations, management believes that the lack of a functioning audit committee, and small board of directors which does not contain a majority of outside directors, may result in ineffective oversight of the establishment, maintenance, and monitoring of required internal controls and procedures in the future. We have a goal of appointing one or more outside directors to our board of directors to establish a fully functioning audit committee; however, our lack of D&O insurance at present, and our inability to fund such insurance at present, have prevented us from accomplishing this goal.

(d)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

(e)           Auditor’s Attestation Report on Internal Control over Financial Reporting

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

In accordance with current SEC guidelines, our external auditors are required to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending October 31, 2010.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following exhibits are either attached hereto or incorporated herein by reference as indicated:

(b)

Exhibit Number	Description	Exhibit
3.1	Certificate of Incorporation dated February 15, 2005 *
3.2	Certificate of Amendment of Certificate of Incorporation dated April 21, 2005 *
3.3	Amended and Restated Certificate of Incorporation dated October 26, 2005*
3.4	Certificate of Amendment of Certificate of Incorporation of GWS Technologies dated June 30, 2008	Filed herewith
3.5	Certificate of Amendment of Certificate of Incorporation of GWS Technologies dated October 13, 2008	Filed herewith
3.6	Bylaws*
10.1	Amendment No. 1 to Lease with Camidor Properties**
10.2	Consulting Agreement with Cota LLC dated May 19, 2009	Filed herewith
10.3	Incentive Stock Option Agreement with Richard Reincke	Filed herewith
10.4	Incentive Stock Option Agreement with Eric Johnson	Filed herewith
14	Code of Ethics**
31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Dated: March 25, 2010	By:	/s/ Richard Reincke
Richard Reincke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Johnson	Chairman of the Board of Directors	March 25, 2010
Eric Johnson

/s/ Richard Reincke	President, Chief Financial Officer and Director	March 25, 2010
Richard Reincke	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)