Form 10-K/A
period 2009-12-31
GWS Technologies, Inc.
filed 2010-04-14
CIK 1365983

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/ A2

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $1,500,000.00

The number of shares outstanding of the registrant’s classes of common stock, as of April 14 , 2010, was 11,777,967 .

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

There is a risk of credit card fraud.

Although we have encryption certificates, systems and software for the electronic surveillance and monitoring of fraudulent credit card use, should our business be subject to repeated fraudulent use of credit cards on our ecommerce sites, it could affect the reputation of our ecommerce sites and the willingness of customers to continue to use our sites.

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
o April 1, 2010 – 226,470 shares issued to retire $22,647 in debt
o April 13, 2010 – 50,000 shares issued to a consultant for consultant services.

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

Holders of record.  On April 14 ,  2010, there were approximately 64 shareholders of record of our common stock. We have no record of the number of shareholders who currently hold their stock in “street” name with various brokers.

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

We had a  loss of $ 5,503,516 in our operating activities for the fiscal year ended October 31, 2009, as compared to $1,545,359 for the fiscal year ended October 31, 2008. The worldwide economic crisis exacerbated our financial situation in 2009. Because of our cash flow problems, during the fiscal years ended October 31, 2008 and October 31, 2009 we were delinquent in paying many of our existing suppliers, and our credit rating declined.  We also had several delinquent accounts result in lawsuits and judgments. The domestic, and then global, financial crisis which followed negatively affected our ability to obtain any type of purchase order, accounts receivable, inventory financing, or equity financing.  We are continuing to negotiate for the necessary financing, but the credit crisis and broad economic downturn has caused both significant delays in our obtaining such financing, and much stricter requirements for obtaining such financing, with financial institutions and factors charging higher rates, demanding more comprehensive guarantees (including, in most cases, personal guarantees from our senior management), and requiring our customers’ end-users to qualify as credit worthy.  This has negatively affected our business operations.

We continue to incur legal and accounting expenses and other expenses incidental to our reporting obligations as a public company.

Our loss from continuing operations for the year ended October 31, 2009 was $ 5,766,312 , compared to a loss from continuing operations at October 31, 2008 of $1,889,970.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GWS Technologies, Inc. as of October 31, 2009 (as re-stated) and  2008  (as re-stated), and the results of operations and cash flows for the years ended October 31,  2009 (as re-stated) and 2008 (as re-stated), in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds LLC
Mantyla McReynolds LLC
Salt Lake City, Utah
February 16, 2010 except as to Notes 8 , 11, 12  and 13, which are as of  April 14 , 2010

GWS TECHNOLOGIES, INC.
Balance Sheets

ASSETS
	October 31,	October 31,
	2009	2008
	(Restated)	(Restated)
CURRENT ASSETS
Cash	$-	7,100
Accounts receivable, net	-	5,945
Inventory	-	124,044
Prepaid expenses	309,819	-
Total Current Assets	309,819	104,089

PROPERTY AND EQUIPMENT, net	13,089	18,882

TOTAL ASSETS	$322,908	158,971

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$496,557	$375,958
Bank overdraft	1,978	-
Accrued interest payable	232,928	58,320
Note payable-related parties	358,135	50,000
Note payable	1,232,703	1,082,870
Total Current Liabilities	2,322,301	1,567,148

LONG-TERM DEBT	-	-

TOTAL LIABILITIES	2,322,301	1,567,148

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
8,104,897 and 609,897 shares issued and outstanding, respectively	8,105	610
Additional paid-in capital	10,075,918	4,746,683
Accumulated deficit	(12,083,416)	(6,155,470)
Total Stockholders' Equity (Deficit)	(1,999,393)	(1,408,177)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$322,908	$158,971

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.
Statements of Operations
	For the Year
	Ended
	October 31,
	2009	2008
	(Restated)	(Restated)
REVENUES	$1,407	$-
COST OF GOODS SOLD	12,421	-
GROSS PROFIT (LOSS)	(11,014)	-

OPERATING EXPENSES
Depreciation and amortization	5,793	9,628
Consulting fees	5,220,220	617,296
Professional fees	28,796	63,072
Loss on disposal of fixed assets	-	13,821
General and administrative	237,693	841,542
Total Operating Expenses	5,492,502	1,545,359

LOSS FROM CONTINUING OPERATIONS	(5,503,516)	(1,545,359)

OTHER INCOME (EXPENSES)
Interest expense	(262,843)	(348,539)
Other income	-	3,758
Interest income	47	170
Total Other Income (Expenses)	(262,796)	(344,611)

NET LOSS BEFORE INCOME TAXES	(5,766,312)	(1,889,970)
INCOME TAX EXPENSE	-	-
NET LOSS FROM CONTINUING OPERATIONS	$(5,766,312)	$(1,889,970)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(161,634)	(182,293)
Income tax benefit	-	-
GAIN (LOSS) ON DISCONTINUED OPERATIONS	(161,634)	(182,293)

NET LOSS	$(5,927,946)	$(2,072,263)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(1. 13)	$(3.77)
Discontinued operations	(0.03)	(0.36)
	$(1.16)	$(4.14)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	5,122,719	500,848

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.
Statements of Stockholders' Equity (Deficit)
(Restated)

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, October 31, 2007	463,807	$464	$3,988,172	$(325,000)	$(4,083,207)	$(419,571)

Beneficial conversion feature of
convertible debt	-	-	200,000	-	-	200,000

Repricing of options	-	-	67,234	-	-	67,234

Options granted as compensation	-	-	239,923	-	-	239,923

Common stock issued for
debt at $6.00 per share	8,333	8	49,992	-	-	50,000

Common stock issued for
cash at $20.00 per share	2,750	3	54,997	-	-	55,000

Common stock issued for
services at $2.40 per share	60,000	60	146,440	-	-	146,500

Fractional shares issued
pursuant to reverse stock split	75,007	75	(75)	-	-	-

Write off of stock subscription receivable				325,000

Net loss for the year ended
October 31, 2008	-	-	-	-	(2,072,263)	(2,072,263)

Balance, October 31, 2008	609,897	610	4,746,683	-	(6,155,470)	(1,408,177)

Common stock issued for services	4,895,000	4,895	3,805,098	-	-	4,482,993

Options exercised in exchange for services	2,250,000	2,250	360,250	-	-	362,500

Options exercised for cash at $0.46 per share	300,000	300	137,200	-	-	137,500

Common stock issued for
debt at $0.30 per share	50,000	50	14,950	-	-	15,000

Options granted as compensation	-	-	1,007,070	-	-	1,007,070

Beneficial conversion feature of
convertible debt	-	-	4,667	-	-	4,667

Net loss for the year ended
October 31, 2009	-	-	-	-	(5,927,946)	(6,600,946)

Balance, October 31, 2009	8,104,897	$8,105	$10,075,918	$-	$(12,083,416)	$(1,999,393)

The accompanying notes are an integral part of these condensed financial statements.

GWS TECHNOLOGIES, INC.
Statements of Cash Flows
	For the Year
	Ended
	October 31,
	2009	2008
	(Restated)	(Restated)
OPERATING ACTIVITIES
Net loss	$ (5,927,946)	$(2,072,263)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization of discount on convertible debt	92,667	200,000
Common stock issued for services	3,884,905	146,500
Common stock purchase options granted for services	1,007,070	307,157
Depreciation expense	5,793	9,628
Loss on disposal of fixed assets	-	13,821
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	184,975	171,257
Net Cash Used in Continuing Operating Activities	(752,536)	(1,223,900)
Net Cash Provided by Discontinued Operating Activities	132,990	411,779
Net Cash Used in Operating Activities	(619,546)	(812,121)

INVESTING ACTIVITIES
Property and equipment purchased	-	(1,140)
Net Cash Used in Investing Activities	-	(1,140)
Net Cash Provided by Discontinued Operating Activities	-	-
Net Cash Used in Operating Activities	-	(1,140)

FINANCING ACTIVITIES
Repayment of related parties	(122,000)	-
Proceeds from related parties	430,135	-
Repayment of notes payable	-	691,203
Proceeds from notes payable	164,833
Proceeds from bank overdraft	1,978
Common stock issued for cash	137,500	55,000
Net Cash Provided by Financing Activities	612,446	746,203
Net Cash Provided by Discontinued Operating Activities	-	-
Net Cash Used in Operating Activities	612,446	746,203

NET INCREASE (DECREASE) IN CASH	(7,100)	(67,058)
CASH AT BEGINNING OF PERIOD	7,100	74,158
CASH AT END OF PERIOD	$-	$7,100

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash Paid For:
Interest	$235	$90,475
Income taxes	-	-
Non Cash Financing Activities:
Prepaid stock issued for services	$309,819	-
Common stock issued for debt	$15,000	$50,000

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

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

a)	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected an October 31 year-end.

b)	Basic Loss Per Share

	For the Year Ended
	10/31/2009		10/31/2008
Loss from continuing operations (Numerator)	$	(5,766,312)	$(1,899,970)
Loss from discontinued operations (Numerator)		(161,634)	(182,293)
Shares (Denominator)		5,122,719	500,848
Per share (continuing)		(1.13)	(3.77)
Per share (discontinued)		(0.03)	(0.36)
Per share (total)		$(1.16)	$(4.14)

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

During the year ended October 31, 2009, the Company issued 4,895,000 shares of common stock at an average price of $0. 78 per share for services.  During the same period, the Company issued 2,250,000 in conjunction with the exercise of options.  These options were exercised in exchange for services provided the Company.  Additionally, the Company issued 300,000 shares of common stock in exchange for options for a total of $137,500 in cash.  During the year ended October 31, 2009, the Company issued 50,000 shares of common stock upon the conversion of $15,000 of debt at $0.30 per share. During the year ended October 31, 2008, the Company’s common stock was reverse split on the basis of 1 share for 20 shares.

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

The provision for income taxes consists of the following:

	Years Ended October 31,
	2009		2008
Current Taxes		-	-
Deferred Tax Benefit	$	(2,489,737)	$(870,350)
Benefits of operating loss carryforwards		2,489,737	870,350
Total provision for income taxes		$-	$-

The following table shows the components of the Company’s deferred tax assets.

	Years Ended October 31,
	2009	2008
Deferred Tax Assets
Loss Carryforwards (expire through 2029)	$5,075,035	$2,585,297
Common Stock Warrants	737,099	161,880
Stock Compensation Expense	2,103,740	624,330
Total Gross Deferred Tax Asset	2,234,196	1,799,087
Valuation Allowance	(2,234,196)	(1,799,087)
Net Deferred Taxes	-	-
Deferred Tax Liabilities	-	-
Net Deferred Taxes	$-	$-

The valuation allowance has increased $ 435,109 from $1,799,087 to $2,234,196 during the period ended October 31, 2009.  Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the reporting period ended October 31, 2009 and through the next quarter reporting period ended January 31, 2010, the Company issued 2,576,100 shares of common stock for services, which were reported on the Company’s 10-Q Quarterly report filed with the Securities and Exchange Commission on March 22, 2010. Subsequent to the reporting period ended January 31, 2010, and through April 14 , 2010, the Company issued the following shares of its common stock for services and cash:

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
o April 1, 2010 – 226,470 shares issued to retire $22,647 in debt.
o April 13, 2010 – 50,000 shares issued to a consultant for consultant services.

In accordance with ASC 855-10, Company management reviewed all material events through April 14 , 2010, and there are no material subsequent events to report other than those reported.

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

This reaudit produced material differences from the previously filed versions.  The main areas requiring misstatements were related to improper valuation of beneficial conversion in both 2007 and 2008 , improper valuation of common stock and common stock purchase warrants issued for services, and the failure to write off fixed assets that had been disposed of during the period. Included in this filing are the restated 2008 fiscal year financial statements.  For comparative purposes, the table below presents the reaudited balance sheets, income statements and statements of cash flows compared to the original filing.

GWS TECHNOLOGIES, INC.
Notes to the Financial Statements
October 31, 2009 and 2008

NOTE 12 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

Balance Sheets
ASSETS
	October 31,	October 31,
	2008	2008
	(Original)	(Restated)
CURRENT ASSETS
Cash	$7,101	$7,100
Accounts receivable, net	5,945	5,945
Inventory	127,044	127,044
Total Current Assets	140,090	140,089
PROPERTY AND EQUIPMENT, net	32,702	18,882
TOTAL ASSETS	$172,792	$158,971

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$384,411	$375,958
Bank overdraft	-	-
Accrued interest payable	-	58,320
Note payable-related parties	-	50,000
Note payable	1,225,500	1,082,870
Total Current Liabilities	1,670,381	1,567,148
LONG-TERM DEBT	-	-
TOTAL LIABILITIES	1,670,381	1,567,148

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
8,104,897 and 609,897 shares issued and outstanding, respectively	10,698	610
Additional paid-in capital	3,944,835	4,746,683
Stock subscription payable	-	-
Stock subscription receivable	-	-
Deficit accumulated during the development stage	(5,453,122)	(6,155,470)
Total Stockholders' Equity (Deficit)	(1,497,589)	(1,408,177)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$172,792	$158,971

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

NOTE 13 - RESTATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2009

The Company has restated its financial statements as of and for the year ended October 31, 2009 to reflect material differences discovered subsequent to the report 10K being filed.  The Company erroneously recorded $88,200 worth of stock to be issued for services as having been issued.   The Company also discovered that it had overstated consulting expense by a combined $673,000 due to using the incorrect fair value stock price when valuing stock issued for services and erroneously double booking certain stock compensation expenses. This resulted in an overstatement of the Additional Paid-in Capital account of $ 761,200 , an overstatement of Stock Subscription Receivable account of $65,969, consulting fees of $673,000 and an understatement of accounts payable of $22,231 which resulted from an understatement of the average price per share for services.  In accordance with FASB ASC 505-50, the Company has reclassified the remaining $309,819 of stock issued in advance for services that were improperly classified as “Stock Subscription Receivables” in the stockholder’s equity section of the balance sheet to “Prepaid Expenses” in the current asset section of the balance sheet.  The below tables are summarized financial statements comparing the restated financial statements to those originally filed.

Balance Sheets

ASSETS
	October 31,	October 31,
	2009	2009
		(Restated)
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	-	309,819
Total Current Assets	-	309,819
TOTAL ASSETS	$13,089	$322,908

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Total Current Liabilities	2,300,070	2,322,301
LONG-TERM DEBT	-	-
TOTAL LIABILITIES	2,300,070	2,322,301

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	-	-
Common stock	8,105	8,105
Additional paid-in capital	10,537,118	10,075,918
Stock subscription receivable	(375,788)	-
Accumulated deficit	(12,456,416)	(12,083,416)
Total Stockholders' Equity (Deficit)	(2,286,981)	(1,999,393)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,089	$322,908

NOTE 13 - RESTATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2009

Statements of Operations
	For the Year
	Ended
	October 31,
	2009	2008
	(Original)	(Restated)
REVENUES	$1,407	$1,407
COST OF GOODS SOLD	12,421	12,421
GROSS PROFIT (LOSS)	(11,014)	(11,014)
OPERATING EXPENSES
Depreciation and amortization	5,793	5,793
Bad debt expense	-	-
Consulting fees	5,893,220	5,220,220
Professional fees	28,796	28,796
Loss on disposal of fixed assets	-	-
General and administrative	237,693	237,693
Total Operating Expenses	6,165,502	5,492,502
LOSS FROM CONTINUING OPERATIONS	(6,176,516)	(5,503,516)
OTHER INCOME (EXPENSES)	(262,796)	(262,796)
NET LOSS BEFORE INCOME TAXES	(6,439,312)	(5,766,312)
INCOME TAX EXPENSE	-	-
NET LOSS FROM CONTINUING OPERATIONS	$(6,439,312)	$(5,766,312)
GAIN (LOSS) ON DISCONTINUED OPERATIONS	(161,634)	(161,634)
NET LOSS	$(6,600,946)	$(5,927,946)
BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(1.26)	$(1.13)
Discontinued operations	(0.03)	(0.03)
	$(1.29)	$(1.16)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	5,122,719	5,122,719

F=25

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

Management believes that the lack of an audit or compensation committee has not yet had an effect on our disclosure controls and procedures, and our internal control over financial reporting. However, in the event we expand our operations, management believes that the lack of a functioning audit committee, and small board of directors which does not contain a majority of outside directors, may result in ineffective oversight of the establishment, maintenance, and monitoring of required internal controls and procedures in the future. We have a goal of appointing one or more outside directors to our board of directors to establish a fully functioning audit committee; however, our lack of D&O insurance at present, and our inability to fund such insurance at present, have prevented us from accomplishing this goal.

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

Dated: April 14 , 2010	By:	/s/ Richard Reincke
Richard Reincke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Johnson	Chairman of the Board of Directors	April 14, 2010
Eric Johnson

/s/ Richard Reincke	President, Chief Financial Officer and Director	April 14, 2010
Richard Reincke	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)